Form 10-Q
period 2013-01-31
CANYON GOLD CORP.
filed 2013-03-20
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months and Quarter Ended January 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to ________

Commission File Number 000-54851

CANYON GOLD CORP.
 (Exact name of registrant as specified in its charter)

Delaware	Not Applicable
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

7810 Marchwood Place, Vancouver BC, Canada V5S 4A6
 (Address of principal executive offices)

(604) 202-3212
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes            No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of March 15, 2013

Common Stock, $0.001 par value	28,116,702

TABLE OF CONTENTS

.

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2012.

CANYON GOLD CORP.

Consolidated Financial Statements

January 31, 2013

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	January 31,	April 30,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash	$282	$50,434
Prepaid expenses	3,975	35,061
Total current assets	4,257	85,495

Mineral claims	37,820	37,820

TOTAL ASSETS	$42,077	$123,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$47,049	$23,717
Accrued interest payable-related parties	45,308	45,097
Convertible note payable	100,000	100,000
Convertible notes payable - related parties	181,010	156,000
Notes payable - related parties	24,656	-
Payables - related parties	523,784	316,106

Total current liabilities	921,807	640,920

Total liabilities	921,807	640,920

Contingencies and commitments

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 and 1,100,000 shares issued & outstanding, respectively	110	110
Common stock, $0.0001 par value, 200,000,000 shares authorized 28,116,702 and 28,116,702 shares issued and outstanding, respectively	2,812	2,812
Additional paid-in capital	(86,780)	(105,140)
Accumulated deficit	(795,872)	(415,387)

Total stockholders' deficit	(879,730)	(517,605)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$42,077	$123,315

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
					on June 19, 2008
	For the Nine Months Ended		For the Three Months Ended		through
	January 31,		January 31,		January 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	100,686	42,792	63,185	15,984	236,465
Management and administration fees	30,126	45,968	20,235	15,000	92,279
Professional fees	63,916	78,665	6,801	10,426	166,298
Directors' fees	97,500	7,500	82,500	-	111,500
Exploration Costs	69,686	49,693	26,575	33,662	167,609

Total expenses	361,914	224,618	199,296	75,072	774,151

Other expense
Interest expense	18,571	2,140	6,585	1,010	21,721

Net loss	$(380,485)	$(226,758)	$(205,881)	$(76,082)	$(795,872)

Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding	28,116,702	28,116,702	28,116,702	28,116,702

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Deficit
From Inception on June 19, 2008 through January 31, 2013

					Additional		Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Inception, June 19, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for debtat $0.001 per share on December 31, 2009	16,500,000	1,650	-	-	14,850	-	16,500

Common stock issued for cash at $0.01 per share during 2009	200,000	20	-	-	1,980	-	2,000

Common stock issued for services at $0.05 per share on December 31, 2009	458,299	46	-	-	22,869	-	22,915
							-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(25,595)	(25,595)

Balance, December 31, 2009	17,158,299	1,716	-	-	39,699	(25,595)	15,820

Common stock issued for debtat $0.001 per share on December 31, 2010	6,800,000	680	-	-	6,120	-	6,800

Common stock issued for debtat $0.01 per share on December 31, 2010	500,000	50	-	-	4,950	-	5,000

Common stock issued for services at $0.05 per share on December 31, 2010	505,000	50	-	-	25,200	-	25,250

Net loss for the year ended December 31, 2010	-	-	-	-	-	(35,195)	(35,195)

Balance, December 31, 2010	24,963,299	2,496	-	-	75,969	(60,790)	17,675

Common stock issued for debt at $0.05 per share on April 30, 2011	1,280,000	128	-	-	63,872	-	64,000

Common stock issued for cash at $0.05 per share on April 30, 2011	955,400	96	-	-	47,675	-	47,771

Net loss for the 4 months ended April 30, 2011	-	-	-	-	-	(26,727)	(26,727)

Balance, April 30, 2011	27,198,699	2,720	-	-	187,516	(87,517)	102,719

Common stock issued for debt at an average of $0.144 per share on May 31, 2011	800,000	80	-	-	114,920	-	115,000

Recapitalization with reverse acquisition	118,003	12	500,000	50	(407,576)	-	(407,514)

Preferred Series 'A' shares issued at par for payables	-	-	600,000	60	-	-	60

Net loss for the year ended April 30, 2012	-	-	-	-	-	(327,870)	(327,870)

Balance, April 30, 2012	28,116,702	2,812	1,100,000	110	(105,140)	(415,387)	(517,605)

Imputed interest on related party convertible notes (unaudited)	-	-	-	-	18,360	-	18,360

Net loss for the nine months ended January 31, 2013 (unaudited)	-	-	-	-	-	(380,485)	(380,485)

Balance, January 31, 2013 (unaudited)	28,116,702	$2,812	1,100,000	$110	$(86,780)	$(795,872)	$(879,730)

The accompanying notes are an integral part of these consolidated financial statements.

CANYON GOLD CORP.
(An Exploration Stage Company)
Consolidated Statements of Cash Flow
(unaudited)
			From Inception
			on June 19, 2008
	For the Nine Months Ended		through
	January 31,		January 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(380,485)	$(226,758)	$(795,872)
Adjustments to reconcile net loss to net cash used by operating activities:
Interest accrued on related party notes payable	211	2,140	3,361
Interest imputed on related party convertible notes payable	18,360	-	18,360
Common stock issued for services	-	-	48,165
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	21,952	-
(Increase) decrease in prepaid expenses	31,086	8,895	16,328
(Increase) decrease in loans receivable	-	-	(15,000)
Increase (decrease) in accounts payable	23,332	(7,200)	34,637
Increase (decrease) in accrued liabilities	-	-	-
Increase (decrease) in payable-related parties	207,677	30,760	218,582

Net Cash Used by Operating Activities	(99,819)	(170,211)	(471,439)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Cash received from reverse acquisition	-	29,973	29,973
Purchase of mineral claims	-	-	(19,990)

Net Cash Provided by Investing Activities	-	29,973	9,983

CASH FLOWS FROM PROVIDED BY FINANCING ACTIVITIES

Proceeds from sale of stock	-	-	49,771
Payments on convertible debt	-	-	(56,000)
Proceeds from related party debt	24,656	-	24,656
Proceeds from related party convertible debt	25,011	115,000	443,311

Net Cash Provided by Financing Activities	49,667	115,000	461,738

INCREASE IN CASH	(50,152)	(25,238)	282

CASH AT BEGINNING OF PERIOD	50,434	42,327	-

CASH AT END OF PERIOD	$282	$17,089	$282

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party loan converted to common shares	$-	$115,000	$115,000
Related party payable converted to preferred shares	$-	$110	$110

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

1. Nature of Operations and Continuation of Business

CANYON GOLD CORP. (the "Company ") was incorporated in the State of Delaware on May 27, 1998, as Mayne International Ltd. On September 5, 2000, the Company changed its name to Black Dragon Entertainment, Inc. On July 31, 2002 the Company changed its name to Vita Biotech Corporation. On May 27, 2004, the Company changed its name to August Energy Corp. and subsequently on April 17, 2011, the Company changed its name to Canyon Gold Corp.

On July 20, 2011, the Company acquired 100% of the issued shares of Long Canyon Gold Resources Corp. (“Long Canyon”), a private British Columbia, Canada Corporation, incorporated on June 19, 2008, in a share for share exchange for a total of 27,998,699 common shares and 500,000 Series B preferred shares to be issued by the Company to the shareholders of Long Canyon. The Share Exchange was accounted for as a reverse acquisition and recapitalization and as a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Long Canyon Gold Resources Corp. (the accounting acquirer), with the assets and liabilities, and revenue and expenses, of the Company being included effective from the date of the Share Exchange. As the Share Exchange was accounted for as a reverse acquisition and recapitalization, there was no gain or loss recognized on the transaction. The historical financial statements for periods prior to the Share Exchange are those of Long Canyon Gold Resources Corp. except that the equity section and earnings per share have been retroactively restated to reflect the Share Exchange. As a result of the Share Exchange, the Company continues its’ mineral exploration activities.

The Company is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities and the U.S Securities and Exchange Commission Guide for mining and mineral related companies.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At January 31, 2013, the Company has no revenues to date, has accumulated losses of $795,872 since inception on June 19, 2008, and a working capital deficit of $917,550 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2013, by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

2. Summary of Significant Accounting Policies

(a)      Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The company’s fiscal year end is April 30. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Long Canyon Gold Resources Corp. (“Long Canyon”). All inter-company transactions and balances have been eliminated.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

(b)      Interim Consolidated Financial Statements

The interim consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2012.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as at January 31, 2013, and the consolidated results of its operations and consolidated cash flows for the nine months ended January 31, 2013, and January 31, 2012. The results of operations for the nine months ended January 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2013.

 (c)     Exploration Stage Company

Since the Company does not yet have an established commercially minable deposit or reserves for extraction and is not yet engaged in the exploitation or production of a mineral deposit, it is considered to be in the exploration stage.

(d)      Exploratory Costs

Since the Company is deemed to be in the exploration stage, all sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

(e)      Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At January 31, 2013, there were no potentially dilutive instruments outstanding.

(f) Revenue Recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

 (g)     Foreign Currency Translation

The Company’s financial instruments and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.

(h)      Income Taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(i)      Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experience by the Company may diff material and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(j)     Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence when measuring fair value using a hierarch based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization with the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy prioritized the inputs into six levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, payables, accrued liabilities and amounts due to related parties.  The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  As of January 31, 2013, and April 30, 2012, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

The fair value of the Company’s convertible notes payable into the Company’s common stock at other than face value is not presently determinable since there is no current market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

(k)	Non-Monetary Transactions

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equalling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(l)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at January 31, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(m)	Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of six or fewer months to be cash equivalents.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013 3.

Related Party Transactions and Balances

The Company makes use of office space at the president’s address as well as office space and management services that are controlled by a related party. These services are compensated as per a Service Agreement between the Company and the president executed on April 30, 2011, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by both the president and the related party on a monthly basis and the fees are paid in cash when possible or with common stock. The Company also from time to time, has some of its expenses paid by related parties with the intent to repay. These types of transactions, when incurred, result in related party balances in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

In connection with the acquisition of mineral claims discussed in Note 6, on July 22, 2011, the Company authorized the issuance of 600,000 shares of Series A Preferred Shares at $0.0001 per share in satisfaction of the remainder of the consideration for the purchase of the mineral claims and in partial satisfaction of Long Canyon related party payables.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired. Consideration for this acquisition is to be $350,000 cash and 425,000 preferred shares Series B. The related party shall hold a 2% Net  Smelter Royalty on these claims. The option agreement stated the option must be exercised by May 31, 2012. As of March 28, 2012, the option had not been exercised and the Company entered into an extension agreement to extend the option term until December 31, 2012. On October 30, 2012, the option had not been exercised, and a second extension agreement to the option agreement was executed, extending the option to May 31, 2013. There was no additional cost or consideration related to the extension of this option. As of January 31, 2013, the option had not been exercised.

As of January 31, 2013 and April 30, 2012, the Company had payable balances due to related parties of $523,784 and $316,106, respectively.

As of January 31, 2013, the Company had convertible notes payable due to a related party totalling  $101,000 bearing interest at 4% per annum and related accrued interest of $45,097. In May 2012, a Settlement Agreement was signed with EMAC Handels AG whereby EMAC and the Company have agreed to convert the outstanding balance due to related parties of $316,106 and a note payable of $101,000 plus accrued interest of $45,097, with payment in the common shares of the Company at $0.10 per share for a total of 4,622,030 shares. The shares are to be issued within 30 days from the first day of trading of the Company’s shares on the OTC Bulletin Board. No further interest on the note payable is to be paid or accrued.

During the quarter ended October 31, 2012, the Company received loan proceeds of $25,011 from a related party. The note bears no interest and is convertible into 250,000 shares of common stock at a price of $0.10 per share. The Company has calculated imputed interest at an annual rate of 9%.

During the quarter ended January 31, 2013, the Company received loan proceeds of $24,656 from a related party. The note bears 6% interest annually and the principal and accrued interest are due 180 days from the date of the note.

An additional $56,000 of convertible notes payable to related parties was also outstanding at January 31, 2013. These convertible notes bear no interest and are convertible at a price of $0.10 per share. The company has calculated imputed interest at an annual rate of 9%.

The convertible debt is eligible for conversion 30 days from the first day Canyon Gold common shares are qualified for trading on the OTC Bulletin Board.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

As indicated in Note 2, there is currently no determinable market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable. These convertible features will be evaluated in subsequent periods for fair value determination.

4.      Issuances of Share Capital

Common Stock:

(a) During the year ended December 31, 2009, the Company issued 16,500,000 shares of common stock at a price of $0.001 per share for the conversion of $16,500 worth of debt.

(b) During the year ended December 31, 2009, the Company issued 200,000 shares of common stock for cash at a price of $0.01 per share..

(c) During the year ended December 31, 2009, the Company issued 458,299 shares of common stock at a price of $0.05 per share in exchange for $22,915 worth of services.

(d) During the year ended December 31, 2010, the Company issued 6,800,000 shares of common stock at a price of $0.001 per share for the conversion of $6,800 worth of debt.

(e) During the year ended December 31, 2010, the Company issued 500,000 shares of common stock at a price of $0.01 per share for the conversion of $5,000 worth of debt.

(f) During the year ended December 31, 2010, the Company issued 505,000 shares of common stock at a price of $0.05 per share in exchange for $25,250 worth of services.

(g) During the three months ended October 31, 2011, the Company issued 1,280,000 shares of common stock at a price of $0.05 per share for the conversion of $64,000 worth of debt.

(h) During the three months ended October 31, 2011, the Company issued 955,400 shares of common stock for cash at a price of $0.05 per share for cash.

(i) During the three months ended May 31, 2011, the Company issued 800,000 shares of common stock for cash at a price of $0.144 per share for the conversion of $115,000 worth of debts

Preferred Stock

(a)	During the year ended April 30, 2012, the Company issued 600,000 shares of preferred stock Series A. These shares were transferred to a related party in payment of an outstanding debt. See Note 9.

The par value of the Series A convertible preferred shares is $0.0001 and are convertible into ten common voting shares. These shares carry voting rights on the basis of 100 votes per share with rights and preferences being decided by the Board of Director of the Company.

(b)	During the year ended April 30, 2012, the Company issued 500,000 shares of preferred stock Series B.

The par value of the Series B convertible preferred shares is $0.0001 and are convertible into ten common voting shares. These shares are non-voting shares.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

5.      Contingencies and Commitments

(a)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

(b)	Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

(c)	Commitments

The Company has the following commitments as of January 31, 2013:

a)
Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a six year term. From April 2011 to April 2012, the Company paid EMAC a monthly fee of $2,750 for administration services, office rent and telephone expenses. Commencing May 1, 2012, the monthly fee is $ 3,750. Extraordinary expenses are invoiced by EMAC on a quarterly basis. The fee may be paid in cash and or with common stock.

b)
Service Agreement with Harold Schneider signed on April 30, 2011, for a one year period and renewable as decided by the Board of Directors. The Company pays Schneider a monthly fee of $2,500 for accounting and related services. The fee may be paid in cash and or with common stock. The Company with Board Resolution has extended the Service Agreement with Harold Schneider for a further one year period to April 30, 2013, at the same rate.

c)
Service Agreement with Delbert G. Blewett signed on April 30, 2011. The Company pays Blewett a Director’s fee of $2,500 per month and office rent of $250 per month. The fees may be paid in cash and or with common stock.

d)
In May 2012, the Company agreed to compensate the following for future services: Delbert G. Blewett, President of Canyon Gold, Harold Schneider President of Long Canyon and Alex Burton, Vice-President of the Advisory and Exploration Committee, whereby each shall receive 250,000 common voting shares of the Company. These shares shall be issued within 30 days from the first day of trading of the Company’s shares on the OTC Bulletin Board.

CANYON GOLD CORP.
(an Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2013

e)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $350,000 and 425,000 shares of Series B preferred stock and in addition the Company shall hold a 2% Net Smelter Royalty on these claims. The option agreement stated the option must be exercised by May 31, 2012. As of March 28, 2012, the option had not been exercised and the Company entered into an extension agreement to extend the option term until December 31, 2012. On October 30, 2012, the option had not been exercised, and a second extension agreement to the option agreement was executed, extending the option to May 31, 2013. There was no additional cost or consideration related to the extension of this option. As of January 31, 2013, the option had not been exercised.

6.      Convertible Note Payable

As of January 31, 2013, the Company had a convertible note payable in the amount of $100,000 bearing no interest. The Company has calculated imputed interest at an annual rate of 9%. The note is only convertible into common stock of the Company at a price of $0.125 per share within 30 days of the first day of the Company’s common stock being traded on the OTC-BB.

As indicated in Note 2, there is currently no determinable market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable. These convertible features will be evaluated in subsequent periods for fair value determination.

7      Acquisition of Mineral Claims

On March 12, 2011, the Company’s wholly-owned subsidiary, Long Canyon, acquired 100% interest in 30 mineral claims located in the State of Nevada for $37,820.

On March 19, 2011, the Company acquired a 100% interest in 15 of the mineral claims acquired by Long Canyon for $17,830 consisting of $17,770 in cash and a payable of $60. On July 22, 2011, that payable was satisfied with the issuance of 600,000 shares of Series A Preferred Stock at $0.0001 per share issued to a related party of Long Canyon. See Notes 3 and 5.

On July 4, 2011, the Company paid $36,185 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2011.

On August 27, 2012, the Company paid $6,300 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2012, $3,675 of which is recognized as prepaid expenses as of January 31, 2013.

8.      Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine month period ended January     31, 2013 and through the date these consolidated financial statements were available to be issued that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

9.      Subsequent Events

On February 14, 2013, the Company executed a Contract for Services with Omni Capital Corp. to assist the Company with its investor relations and market awareness program.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

As used in this quarterly report the terms "we", "us", "our", “CGCC” and “our company” refer to CANYON GOLD CORP. (CanyonGold), unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

We are an exploration stage mineral company and, in July 2011, we acquired 100% of the issued and outstanding shares of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada (formerly Ferguson Holdings Ltd.).  The acquisition of Long Canyon was accounted for as a reverse acquisition and recapitalization, with Canyon Gold being the legal acquirer and Long Canyon being the accounting acquirer. As a result of the acquisition, Long Canyon became our wholly owned subsidiary. Canyon Gold and Long Canyon own and control a 100% interest in approximately 30 BLM mineral lease claims situated on approximately 640 acres of mineral lease properties.

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland. EMAC owns and controls a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allows Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $350,000 and 425,000 shares of Canyon Gold Series B preferred stock.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement. Long Canyon , as our wholly owned subsidiary, retains all rights under the option agreement, but has no obligations regarding the optioned claims until the option is exercised.  On March 28, 2012 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2012. On October 30, 2012, the option had not been exercised, and a second extension agreement to the option agreement was executed, extending the option to May 31, 2013. There was no additional cost or consideration related to the extension of this option. As of January 31, 2013, the option had not been exercised.

In exchange for the acquisition of Long Canyon, we issued to the stockholders of Long Canyon 27,998,699 shares of our common stock and 500,000 Series B preferred shares, which are convertible into a total of 5.0 million of our common shares.  The Series B preferred shares were assigned to DRLLC as consideration for the 30 BLM mineral lease claims previously acquired by Long Canyon from DRLLC. On July 22, 2011, we issued to EMAC, 600,000 Series A preferred shares, convertible into 6.0 million shares of common stock.  The Series A preferred shares satisfied certain payables to EMAC in connection with Long Canyon’s acquisition of mineral claims and certain related party payables. The payables refer to certain executive and administrative services provided to Canyon Gold and Long Canyon.  Also, at the time of the Long Canyon acquisition, Long Canyon and Canyon Gold agreed that the 600,000 Series A preferred shares would be transferred to EMAC in consideration for a payable to EMAC.  The preferred shares are only convertible into common stock starting 12 months after the first day that our common stock is traded on the on the OTC-Bulletin Board.

All of the acquired claims and the claims subject to the option are located in the west section of the new Long Canyon Gold Trend area of Nevada. We intend to explore the claims for gold and silver mineralization deposits. These properties are located next to other exploration projects owned by other mining companies in the Long Canyon Gold Trend. All of the claims are located in Range 64E, Township 33N., Meridian MDB&M.

We have engaged the services of DRLLC to conduct preliminary studies of our claims. DRLLC prepared the preliminary geological report on our properties in January 2012. Alex Burton of Burton Consulting Inc., was the consulting geologist for DRLLC and conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of this final geology report. Mr. Burton, an exploration geologist and geochemist, has become a member of our advisory board. Titles to the first 30 claims (approximately 640 acres), owned and controlled by us, and the 275 claims subject to the option agreement, have been recorded in the name of DRLLC. DRLLC initially held title to the 305 claims and, pursuant to the agreements with Long Canyon and DRLLC and the option agreement between Long Canyon and EMAC, titles to the claims are to be transferred and registered in the name of Canyon Gold Corp. We are presently effecting the transfer of title to the first 30 claims to Canyon Gold.  As per the terms of the option agreement and extension, title to the remaining 275 claims will be transferred to Canyon Gold within 30 days of the option being exercised.  Upon exercise of the option agreement, of which there can be no assurance, we would own and control approximately 6,890 acres and 305 claims.

The agreement with DRLLC provided that Long Canyon pay to DRLLC $30,000, which funds were to used to complete full staking and acquisition of mineral lease claims.   DRLLC would then assign to Long Canyon a 100% interest in the claims, subject to DRLLC holding a 3% Net Smelter Royalty on the claims.  Long Canyon is obligated to pay all BLM and State of Nevada registration fees and to perform initial exploration work on the claims.  Also, DRLLC will retain a first right of refusal to buy back the claims in the event Long Canyon / Canyon Gold intends to sell the claims.

We are conducting exploration activities on the properties in phases.  As we proceed, we will record and transfer to the company all title to the property upon which we are conducting exploration activities, which titles are presently being registered in the name of EMAC.  We intend to explore for gold, silver and other minerals on the property covering an area of approximately 6,890 acres. There is no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Our principal executive office is located at 7810 Marchwood Place, Vancouver BC, Canada, V5S 4A6, telephone (604) 202-3212.  Additional office space is subleased from EMAC a 641 West 3rd Street, North Vancouver BC, Canada. The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Our website address is http://www.canyongoldexploration.com

Information on or accessed through our website is not incorporated into this Quarterly Report on Form 10-Q and is not a part of this Form 10-Q.

Industry Segments

We are engaged in the Exploration and Development of Mineral Lease Claims.

Results of Operations

As discussed earlier, we are an exploration stage mineral company and, in July 2011, we acquired 100% of the issued and outstanding shares of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada (formerly Ferguson Holdings Ltd.).  The acquisition of Long Canyon was accounted for as a reverse acquisition and recapitalization, with Canyon Gold being the legal acquirer and Long Canyon being the accounting acquirer. As a result of the acquisition, Long Canyon became our wholly owned subsidiary. Canyon Gold and Long Canyon own and control a 100% interest in approximately 30 BLM mineral lease claims situated on approximately 640 acres of mineral lease properties.

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland. EMAC owns and controls a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allows Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $350,000 and 425,000 shares of Canyon Gold Series B preferred stock.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement. Long Canyon , as our wholly owned subsidiary, retains all rights under the option agreement, but has no obligations regarding the optioned claims until the option is exercised.  On March 28, 2012 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2012. On October 30, 2012, the option had not been exercised, and a second extension agreement to the option agreement was executed, extending the option to May 31, 2013. There was no additional cost or consideration related to the extension of this option. As of January 31, 2013, the option had not been exercised.

In the fall of 2012 we completed our Phase One Exploration program with the delivery of the Final Geological Report, written according to the NI43.101 Technical Report requirements.

The Report recommends continuation with Phase Two Exploration.

Operating Expenses

Total operating expenses for the nine months ended January 31, 2013, were $380,485 compared to $226,758 for the nine months ended January 31, 2012. For the three months ended January 31 2013, operating expenses were $205,881 compared to $76,082 for the three months ended January 31, 2012.

The increase in expenses for the nine months ended January 31, 2013, is due to the expenses of being a public company which are comprised of (i) $69,686 of exploration expenses (ii) fees for legal, audit, accounting and administrative costs related to being a public operating company of $194,728.

Net Loss

Our net loss for the nine months ended January 31, 2013, was $380,485 compared to a net loss of $226,758 for the nine months ended January 31, 2012. For the three months ended January 31, 2013,  the net loss was $205,881 compared to $76,082 for the three months ended January, 2012. The increase in the loss for the nine months is due to general and administrative fees related to being a public operating company.

Liquidity and Capital Resources

From inception to January 31, 2013, we have incurred an accumulated deficit of $795,872. This deficit was incurred through a combination of acquisition expenses, professional fees and expenses supporting our plans for exploration and development of our mineral lease claims as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financings. We had total current assets as of January 31, 2013, of $4,257 compared to current assets at April 30, 2012 of $85,495. At January 31, 2013, we had current liabilities of $921,807 compared to $640,920 at April 30, 2012.

Portions of expenses incurred during 2012 and the first nine months to fiscal year 2013, were paid by stockholders. Because the company has limited cash reserves, we may need to rely on stockholders to pay some administrative expenses until the company becomes profitable.

Our available working capital and capital requirements will depend upon numerous factors, including the sale of our products and services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Taxes

We have accumulated approximately $308,500 of net operating loss carry forwards as of April 30, 2012. Some of this loss carried forward may be offset against future taxable income from the year 2012 through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended April 30, 2012 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because our current operations are not profitable.

Plan of Operation

The Company recently completed a significant acquisition that is reflected in the accompanying financial statements.

With the completion of phase one of our exploration program and receipt of the final geology report and its recommendations to continue with Phase Two of the Company’s exploration program, we will need an estimated $1,057,200 in funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we are unable to raise additional funds for this work, we would be unable to proceed, even if a mineral deposit is discovered.

Phase Two - Spring 2013 – Summer 2013

Premised on and supported by the findings set forth in the final geology report, phase two will proceed with continued exploration and a drill program to confirm mineralization on the target areas from the surface to depth.  Typically, exploration results that will warrant phase two work include:

●	Analysis of surface geochemical sample results with values that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property;

●	Analysis of geophysical anomalies that are suggestive of a mineral deposit considered in the context of the geologic setting of the property; and

●	Interpretation of geological results that is indicative of a favourable setting for a mineral deposit.

These results are usually interpreted in conjunction with current metal-market conditions, management’s corporate goals and the potential for phase two plans to facilitate the discovery process. The first phase of our two-phase exploration program on our property was completed in July 2012 and the final geology report delivered in September 2012. The final report indicates a plan for further exploration, including an initial drilling program, with recommendations and budgets.

Alex Burton, exploration geologist and geochemist and a member of our advisory board, is responsible for the final geology report.  Based on the conclusions set forth in the report and the preliminary exploration results obtained in phase one, management is confident that our properties are sufficiently positioned geologically to proceed with phase two.

All core drill samples will be sent to the ALS Chemex Labs for assay results. In the event these first drill core sample assays show substantial gold mineralization, a geological grid map will be produced to lay out an extensive “in-fill” drill program to define a potential mineable ore body. Once an ore body is defined by these drill program, a feasibility report will be produced to prepare and perform an application to all Nevada regulatory agencies for mining operation permits..

Our ability to complete the two-phase exploration will be dependent on our available funds and the ability to raise additional necessary funds as required.  Phase two will require renting certain heavy-duty equipment to open new trails into the target area and perform some open trenching to gather deeper samples. The following is our estimate of the cost to successfully complete the first two phases. Our estimates for phase two are based on the findings set forth in the final geology report and are divided into two stages.

Phase Two – Estimated Exploration Costs as per the final geology report:

Stage “A”
●	Geochemistry
		Hand held Auger Pediment and Upper slope soil sampling
		Combined with surface cobble sampling
		20 line of 6000m length at 50m spacings includes $30 analysis	$80,000

		Blasting and Channel sampling outcrops on upper slopes and pediment	$80,000

		Valley Flats ATV mounted auger sampling includes $30 assay	$80,000

		Water Well drill (RC type)
		30 holes to 60 feet at $25/foot	$45,000

	●	Collection and assay costs $70 per sample 30 holes X 10 samples	$21,000

	●	Geophysical surveys	$170,000

	●	Engineering	$45,000

	●	Contingency (20%)	$104,200

	Total Estimated budget, Stage A		$625,200

It is possible that inflation may affect the exploration costs, as analytical, geophysical, and drilling costs have seen increases.

Stage “B”

Stage B exploration is sequential after assay results have been evaluated.  A new report is not required.  Further exploration will require the drilling of a series of about a dozen Reverse Circulation drill holes to depths ranging from 4 00 feet to 1000 feet. This is usually followed by a series holes drilled with a diamond drill to firm up the grades obtained in the RC (Reverse Circulation) drilling so that greater validity can be assigned to the ore grades for reserve and resource calculations.

Reverse circulation of 12 holes to 400 feet with engineering plus assays is $75 per foot with 20% contingency will total (Stage B) ……	$432,000

Total cost for PHASE TWO, Stage A and B …	$1,057,200

TOTAL - Phase One and Phase Two	$1,165,123

● Exercise of options ($350,000) and general expenses ($50,000)	$400,000

TOTAL FUNDING REQUIREMENTS	$1,565,123

Note:  Please be advised of the following terms used in the table above:

IP/resistivity:  During phase two, we may use a program called Induced Polarization (IP), which can be used to further define deeper mineralization zones on the properties. This is performed by placing metal electrodes at interval spacing on a laid out grid according to the suitable format for the mineralized zone and the property location.  Electrical impulses are then passed through these electrodes, sending back a recorded signal that can define a certain measured decay of mineralization below the surface, thus defining potential higher-grade areas for further testing programs such as drilling.

Exposed mineralized zones:  We anticipate phase one will define possible mineralized zones on the properties, which will further define potential drill targets.

Final geology report:  The final geology report, provided by a qualified, licensed geologist, written to the requirements of the NI43.101 Technical Report, will describe in detail all of the exploration data, testing results and all other operations performed on the properties as well as a definitive further exploration program with suggested costs to enter into and perform the next phase of the expected exploration.

Our exploration expenditures for phase one have been $107,923 and we anticipate an additional $1,057,200 to complete phase two. Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. If exploration results on the initial phases do not warrant drilling or further exploration, we will suspend operations on the property. We will then seek additional exploration properties and additional funding with which to conduct the work. In the event that we are unable to obtain additional financing or additional properties, we may not be able to continue active business operations.

Historically, we have incurred operating losses and will not be able to exist indefinitely without securing additional operating funds. In the view of our independent auditors, we require additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

We will not be conducting any product research or development over the next 12 months. We do not expect to purchase any plant or significant equipment over the next 12 months. We do not have employees and do not expect add employees over the next 12 months. Our current management team will satisfy our requirements for the foreseeable future.

Forward-Looking and Cautionary Statements

Statements contained in this report which are not historical facts, may be considered "forward-looking statements," which term is defined by the Private Securities Litigation Reform Act of 1995.  Any “safe harbor under this Act does not apply to a “penny stock” issuer, which definition would include the Company.  Forward-looking statements are based on current expectations and the current economic environment.  We caution readers that such forward-looking statements are not guarantees of future performance. Unknown risks and uncertainties as well as other uncontrollable or unknown factors could cause actual results to materially differ from the results, performance or expectations expressed or implied by such forward-looking statements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer (CEO), to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of our recently completed year our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.
The Company filed a registration statement on Form S-1, which became effective on November 5, 2012.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the nine months ended January 2013. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the nine months ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.             Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Our common stock is subject to a Cease Trading Order (“CTO”) issued by the British Columbia Securities Commission. We believe the CTO only restricts trading in our shares in the Province of British Columbia and does not affect any past offerings. We have engaged the services of a chartered accountant to assist the Company to resolve the order.

Item 1A.         Risk Factors

This item is not required for a smaller reporting company.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.             Defaults Upon Senior Securities

This Item is not applicable.

Item 4.             Mine Safety Disclosure

This Item is not applicable.

Item 5.             Other Information

This Item is not applicable.

Item 6.             Exhibits

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Acting Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*           In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON GOLD CORP.

Date: March 20, 2013	By: /S/ Delbert G. Blewett
Delbert G. Blewett
Chief Executive Officer

By: /S/ HAROLD SCHNEIDER
Harold Schneider
Acting Principal Accounting Officer