Form 10-K
period 2013-04-30
CANYON GOLD CORP.
filed 2013-08-12
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ]           Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2013

   [    ]           Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54851

CANYON GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Convention Center Dr, Suite. 700 Las Vegas, Nevada 89109
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (888) 788-0986

7810 Marchwood Place, Vancouver BC, Canada V5S 4A6
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes [   ]   No [ X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2012, the last business day of the registrant’s most recently completed second quarter, was $11,398,000.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of August 9, 2013 was 28,116,702.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CANYON GOLD CORP.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	18

Item 1B.	Unresolved Staff Comments	18

Item 2.	Properties	18

Item 3.	Legal Proceedings	18

Item 4.	Mine Safety Disclosures	18

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6.	Selected Financial Data	21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8.	Financial Statements and Supplementary Data	25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23

Item 9A.	Controls and Procedures	25

Item 9B	Other Information	26

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	26

Item 11.	Executive Compensation	28

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29

Item 13.	Certain Relationships and Related Transactions and Director Independence	30

Item 14.	Principal Accounting Fees and Services	32

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	33

Signatures		34

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “Canyon Gold” and the “company” refer to Canyon Gold Corp.

PART  I

Item 1.              Business

Canyon Gold Corp. was incorporated in the State of Delaware on May 27, 1998.  Our present holdings of mining claims and leases are located in the State of Nevada.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.

In July 2011, we acquired 100% of the outstanding capital stock of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada (“Long Canyon”), whereby Long Canyon became our wholly owned subsidiary.  The acquisition of Long Canyon was accounted for as a reverse acquisition and recapitalization, with Canyon Gold being the legal acquirer and Long Canyon being the accounting acquirer.

Canyon Gold and Long Canyon own and control a 100% interest in approximately 640 acres of mineral lease properties and/or approximately 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  The properties, located in Range 64E., Township 33N., Meridian MDB&M, are held for the purpose of exploration for gold and silver mineralization deposits and are located near existing exploration projects by other mining companies.

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.

We have engaged the services of Development Resources LLC of American Fork, Utah (“DRLLC”) to conduct preliminary studies of claims.  We intend to conduct exploration activities on the properties in phases. We plan to explore for gold, silver and other minerals on the property covering an area of approximately 6,890 acres, which includes the acres subject to the option. There can be no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Our principal executive office is located at 101 Convention Center Dr, Suite. 700 Las Vegas, Nevada 89109 telephone (1-888) 788-0986.  Additional office space is subleased from EMAC a 641 West 3rd Street, North Vancouver BC, Canada. The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Corporate Name changes

The company was originally incorporated in the State of Delaware on May 27, 1998 as Mayne International, Inc.  The corporate name was changed to Black Dragon Entertainment, Inc. on September 5, 2000, then to Vita Biotech Corporation on July 31, 2002, and to August Energy Corp. on May 27, 2004. We changed our corporate name to the current Canyon Gold Corp. on March 21, 2011.

Our Strategy

Canyon Gold and Long Canyon have assembled a portfolio of exploration and potential exploitation projects in the Long Canyon Gold Trend of the State of Nevada. The Long Canyon Gold Trend Area is situated in a mining friendly jurisdiction. Our goal is to secure sufficient capital to conduct the business of exploration and mineral project development.  We continue to examine viable mineral leases that could potentially enhance our portfolio.

Current Business

We are an exploration stage mineral company and, in July 2011, we acquired 100% of the issued and outstanding shares of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada (formerly Ferguson Holdings Ltd.).  As a result of the acquisition, Long Canyon became our wholly owned subsidiary. We own and control a 100% interest in approximately 30 BLM mineral lease claims situated on approximately 640 acres of mineral lease properties.

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland. EMAC owns and controls a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allows Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $350,000 and 425,000 shares of Canyon Gold Series B preferred stock.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement. Long Canyon , as our wholly owned subsidiary, retains all rights under the option agreement, but has no obligations regarding the optioned claims until the option is exercised.  On March 28, 2012 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2013.

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

We have engaged the services of DRLLC to conduct preliminary studies of our claims. DRLLC prepared the preliminary geological report on our properties in January 2012. Alex Burton of Burton Consulting Inc., was the consulting geologist for DRLLC and conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of his final geology report. Mr. Burton, an exploration geologist and geochemist, has become a member of our advisory board. Titles to the first 30 claims (approximately 640 acres), owned and controlled by us, and the 275 claims subject to the option agreement, have been recorded in the name of DRLLC. DRLLC initially held title to the 305 claims and, pursuant to the agreements with Long Canyon and DRLLC and the option agreement between Long Canyon and EMAC, titles to the claims are to be transferred and registered in the name of Canyon Gold Corp. The title to the first 30 claims has been transferred to Canyon Gold.  As per the terms of the option agreement and extension, title to the remaining 275 claims will be transferred to Canyon Gold within 30 days of the option being exercised.  Upon exercise of the option agreement, of which there can be no assurance, we would own and control approximately 6,890 acres and 305 claims.

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

Exploration Properties

Our mineral lease properties are located in the Long Canyon Gold Trend in the Spruce Mountain Mining District, Nevada.  The area is generally characterized by an average elevation of approximately 5,600 feet and is made up of gentle rising hills and ridges to about 6,000 feet to the west and 5,800 feet to the east. The ridges and elevation increase to the south to an elevation of 6,800 feet at Ventosa Peak. The highest elevation in the district is Spruce Mountain at an elevation of just over 10,000 feet, located approximately 16 miles due south of our claims. The trees on these properties are small Spruce, Pine and scrub brush, not densely covered with many open areas on the higher ridges and side slopes with open areas in the small valleys at lower elevations.

All of our claims are located in one block in a semi-remote area with no infrastructure in place.  The only access to the properties is by historic gravel or dirt roads and trails.  There is no current access to water or power, although we do not foresee a need during the first phases of exploration.  Typically, all contract personnel carry their own water and have portable generators for their operations, including phase two drill programs.  Drilling operators supply tanker trucks for their water needs.

In the event an ore body is discovered as a result of our exploration programs, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further develop and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the company’s claims and/or leases, we must make annual payments to the Bureau Land Management (“BLM”) and State of Nevada, due in September of each year.  Payment to the BLM is $145 per claim and the State of Nevada is $70 per claim.

We currently own the 30 BLM mineral leases from our acquisition of Long Canyon.  Thus, on August 31, 2012, we paid the BLM $4,350 and the State of Nevada $2,100.  The 275 claims under option with EMAC are 100% owned by EMAC who on August 31, 2012 paid $39,875 to the BLM and $19,250 to the State of Nevada. Requisite fees for all claims are fully paid to September 2013.  Upon exercise of the option, Canyon Gold will be responsible for these payments.

Phase one of our exploration program, completing a preliminary geological report on our four sections of BLM mineral lease claims, required no permits or bonding, provided there was no surface land disturbance of more than one-third acre.  Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth.  If initial core samples show evidence of gold mineralization, a geological, grid maps will be produced to lay out an extensive drill program to define a potential mineable ore body.  Phase two will require an “Access and Land Use Permit” from the BLM and State of Nevada.  Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas.  We anticipate that processing the paperwork for the permit and securing the requisite bond will be completed during the first quarter of calendar 2013 so that the permits can be in place to begin phase two during the second quarter of calendar 2013.

Royalties

Presently, we are committed to pay a 3% Net Smelter Royalty (“NSR”) to DRLLC on all of our 305 claims pursuant to the agreement between DRLLC and Long Canyon. We are also obligated to pay EMAC a 2% NSR on the 275 claims subject to the option agreement with EMAC.

Maps of Properties

The following are maps and pictures of the company’s properties.

CANYON GOLD CORP.

Exploration & Mining in NEVADA

Topo Map - Elko-Wells-Claims

Road Map - Wells to Claims

Topo Map - Claims-Grid

Claims Grid

Claims Area

Pictures: Highway 93 South
Entrance to Tobar Road
Claim Area

EXPLORATION & MINING IN NEVADA

ELKO - WELLS - CLAIMS

N
WELLS
93
Wood Hills
80
Tobar Post Office
Tobar Road
ELKO
Canyon Gold Claims
Snow Water Lake
Spruce Mtn Ridge
Spruce Mtn. (10,262ft)
Spruce Mtn South
14.16 mi
Image © 2011 DigitalGlobe
Image USDA Farm Service Agency
© 2011 Google
Google earth

Scale: 1 Inch = 10 Miles

10

CLAIMS AREA

At Center
40° 47’ 18” N – 114° 51’ 26” W

Elevation: 5,654 ft.
(average elev.: 5,600 – 6,000 ft.)

(The positioning of the Claims to the actual location are an approximation)

N

Tobar Road
93
Tobar Post Office
Old Tobar Road
CANYON GOLD Claims
20
21
22
23
29
28
27
26
32
33
34
35
Snow Water Lake
California National Trail
Google earth

Scale: 1 Inch = 2 Miles

History

Spruce Mountain Mining District

Our properties lie at the north end of the Spruce Mountain district, in southern Elko County, approximately 19 miles south of Wells, Nevada.  The properties are located near Highway 93 on the old Tobar Road, which provides easy access to the area.  The Spruce Mountain district covers the north flank and summit of Spruce Mountain and part of the Spruce Mountain Ridge to the north. Spruce Mountain and Spruce Mountain Ridge form a somewhat isolated spur between the Pequop Mountains on the east and Clover Valley on the west.

Spruce Mountain has seen mining activity since 1869. During the early years, small communities such as Sprucemont, Spruce, Hickneytown, Monarch, Black Forest, Latham, Jasper, Steptoe, Johnson, and Killie were founded and then declined. These mining camps stretched for six miles, from the western to the eastern slopes of Spruce Mountain. In 1869, W.B. Latham discovered the Latham mine, later renamed the Killie. The lead-silver ore was sufficiently valuable that a small rush of prospectors came to the area. Within months, three new mines, the Black Forest, the Juniper, and the Fourth of July, began production.

Three separate mining districts, the Latham, Johnson and Steptoe districts, were initially created in the Spruce Mountain area. On September 26, 1871, the three districts were consolidated, and the Spruce Mountain Mining District was created.

From 1869 to the 1930's, lead, silver, copper and zinc were produced from several underground mines in the Spruce Mountain district. The Standard and Old Paramount mines are on the RenGold Spruce Mountain property. Several other historical underground workings are located to the east of the property.

No production has taken place on Spruce Mountain since 1961. Some exploration occurred through the 1980s, but none were considered worthy of extensive mining.  Between 1958 and 1982, several companies conducted exploration for porphyry molybdenum deposits throughout the district. In 1984 and 1985, Santa Fe Mining Inc. remapped the western portion of the district, took rock and soil samples, conducted a VLF survey and drilled 33 RC holes, 30 of these on the Spruce Mountain property. Several of these holes intersected gold mineralization in the northern part of the Spruce Mountain property (the North Target) leading to recent in the district for gold potential.

In 1996 and 1997, Battle Mountain Gold Corp explored primarily to the east of the Spruce Mountain property. Between 1997 and 2009, Teck Resources, Inc. and Nevada Pacific Gold (US) Inc. explored the property. In 2009 AuEx took rock samples, staked the SM claims and quitclaimed the claims to Renaissance in 2010.

Geology

The oldest rocks exposed in the Spruce Mountain district consist of limestone of the Ordovician Pogonip Formation, which crops out on the summit and west slope of Spruce Mountain. It is overlain by, or is in fault contact with limestone, dolomite, shale, and quartzite of the Silurian through Permian ages. The sedimentary rocks are tilted gently to moderately eastward, displaced along the Spruce Mountain thrust fault, and are cut by steep north-northwest and east-trending normal faults.

The sedimentary rocks have been intruded by a granite porphyry dike that cuts across the north side of Spruce Mountain in a northeasterly direction. This porphyry, where seen near the Killie mine and east of the Black Forest mine, is bleached and kaolinized, and contains sericite, euhedral quartz phenocrysts, and some fine-grained sulfides. Many of the mines and prospects in the district are found along the trend of this porphyry dike. Three or more small or irregular stocks of granite porphyry and diorite are intruded along and near the crest of the ridge.

Limestone adjacent to some of the intrusive contacts is metamorphosed to skarn consisting of quartz, calcite, garnet, fluorite, actinolite, diopside, and other pyroxenes. The largest metamorphic zone is on the west side of the range. Between the contact zone and the main dike, there are two prominent knoblike outcrops of iron-oxide stained quartz-cemented breccias pipe. On the east side of the range, the northeastward continuation of the zone of intrusive is marked by outcrops of jasperoid.

 Two kinds of metalliferous ore bodies have been mined in the Spruce Mountain district; (i) bedded replacement deposits of lead, silver, copper, and (ii) zinc in limestone and skarn, and fissure-filling stock work deposits of lead and silver with minor gold along normal faults in limestone, skarn, quartz breccias, and granite porphyry. Replacement deposits in limestone and skarn occur near the center of the district. Ore shoots were commonly a few feet thick, and as much as 100 feet long. Mineralization extended up to 100 feet away from the fissures into the limestone host rock. Bedded replacement deposits yielded most of the early production from the district.

The deepest ore shoot in the district was mined to the 520-foot level in the Monarch mine. To the northeast, at the Humbug mine and nearby prospects, outcrops of gossan and jasperoid occur in siliceous breccias along shear zones in limestone.

Most orebodies in the district were mined primarily for lead and silver, with increasing amounts of zinc recovered in the later years of production. Orebodies in which copper predominates generally occur adjacent to the intrusive bodies. Proportions of lead, silver, gold, copper, and zinc vary widely among the different orebodies.

Recent Activity

Our properties are in immediate proximity on the north to a 35 square mile area owned by Renaissance Gold, in joint venture with NuLegacy Gold. The two companies have collected soil samples and exposed rock chip samples that may indicate anomalous gold.

In February 2011, Newmont Gold acquired properties in the Spruce Mountain area and has extended its gold exploration activities.  Frontier Gold and AuEx Ventures are joint venturing in exploration drilling to define a possible gold ore body in the area. AuEx Ventures has also entered into a joint venture drilling project with Agnico-Eagle USA in an area adjoining our properties to the west. The Renaissance Gold Group has formed a joint venture with NuLegacy Gold to conduct exploration activities in close proximity to our properties. Just to the south of our properties is another Renaissance Gold project called the Spruce Mountain Prospect.

Plan Of Operations

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

Phase Two – Estimated Exploration Costs as per the final geology report:

Stage “A”
●	Geochemistry

		Hand held Auger Pediment and Upper slope soil sampling Combined with surface cobble sampling 20 line of 6000m length at 50m spacings includes $30 analysis	$80,000

		Blasting and Channel sampling outcrops on upper slopes and pediment	80,000

		Valley Flats ATV mounted auger sampling includes $30 assay	80,000

		Water Well drill (RC type) 30 holes to 60 feet at $25/foot	45,000

	●	Collection and assay costs $70 per sample 30 holes X 10 samples	21,000

	●	Geophysical surveys	170,000

	●	Engineering	45,000

	●	Contingency (20%)	104,200

	Total Estimated budget, Stage A		$625,200

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

Reverse circulation of 12 holes to 400 feet with engineering plus assays is $75 per foot with 20% contingency will total (Stage B) ……	$432,000

Total cost for PHASE TWO, Stage A and B …	1,057,200

TOTAL - Phase One and Phase Two	1,165,123

● Exercise of options ($350,000) and general expenses ($50,000)	400,000

TOTAL FUNDING REQUIREMENTS	$1,565,123

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

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. We will most likely seek a strategic relationship with a more established and larger mining company to provide assistance in developing our property into production, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regards, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining production grade minerals, we will likely be unsuccessful in producing any such minerals.

Government Regulation

Because we are engaged in the mineral exploration activities, we are exposed to many governmental and environmental risks associated with our business. We are currently in the initial exploration stages and management has not determined whether significant site reclamation costs will be required.

Environmental and other government regulations at the federal, state and local level may include:

●	surface impact;

●	water acquisition and treatment;

●	site access;

●	reclamation;

●	wildlife preservation;

●	licenses and permits; and

●	maintaining the environment.

Regulatory compliance in the mining industry is complex and the failure to meet and satisfy various requirements can result in fines, civil or criminal penalties or other limitations.

In the event we are able to secure funding necessary to implement a bona fide exploration program, we will be subject to regulation by numerous governmental authorities. In order to maintain our claims, we must make annual payments to the BLM and the State of Nevada.  If we proceed to phase two drilling, we must secure an Access and Land Use Permit.  Subsequently, operating and environmental permits will be required from applicable regulatory bodies using technical applications filed by us. The failure or delay in obtaining regulatory approvals or licenses will adversely affect our ability to explore our property and otherwise carry out our business plan.

Any exploration or production on United States Federal land will have to comply with the Federal Land Management Planning Act, which has the effect generally of protecting the environment. Any exploration or production on private property, whether owned or leased, will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts vary on a case-by-case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

There are no costs to us at the present time except for annual fee payments related to the claims and reclamation bonding requirements of the Bureau of Land Management in connection with compliance with environmental laws. However, because we anticipate engaging in natural resource projects, these costs could occur at any time and the potential liability extensive.

Trademarks and Copyrights

We do not own any patents, trademarks or copyrights.

Employees

We presently do not have any employees and do not anticipate adding employees until our business operations and financial resources so warrant. We consider our current management to be sufficient to satisfy our requirements for the foreseeable future. Our exploration program is contracted to Development Resources LLC. and is payable in both cash and stock.

Facilities

We presently rent office facilities in Las Vegas, Nevada that serve as our principal executive offices.  The facilities are rented on a month-to-month basis on terms of $497 per month.

Employee Stock Plan

We have not adopted any kind of stock or stock option plan for employees at this time.

Industry Segments

No information is presented regarding industry segments.  We are presently a development stage company that has been seeking potential business opportunities.  Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A. Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.  Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.                      Description of Property.

We do not presently own any property.

Item 3.                      Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.                      Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was accepted for quotation on the OTCBB on September 5, 2012 under the symbol “CGCC”. Previously, the shares were quoted on the OTC Pink Market, although there was not an active trading market.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years ended April 30, 2013.

	High	Low
Fiscal year ended April 30, 2013
First Quarter	$0.55	$0.55
Second Quarter	$--	$--
Third Quarter	$0.75	$0.45
Fourth Quarter	$0.51	$0.44

Fiscal year ended April 30, 2012
First Quarter	$--	$--
Second Quarter	$--	$--
Third Quarter	$0.55	$0.55
Fourth Quarter	$0.55	$0.55

As of August 9, 2013 there were approximately 109 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Secondary trading of our shares may be subject to certain state imposed restrictions.  Except for the OTCB, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future.  Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

All of our outstanding common shares were issued in private transactions and, except for those shares not included in our registration in August 2012, are deemed restricted securities.  Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 was amended, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●      the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●      1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself.  After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Because Canyon Gold was previously classified as a “shell” company, stockholders holding restricted shares of common stock would not be able to rely on Rule 144 until one year after we ceased to be a shell company and filed with the SEC adequate information that we are no longer a shell company.  The information included in our registration statement dated November 10, 2011 is considered adequate information and, accordingly, our stockholders, both affiliates and non affiliates, became eligible to use Rule 144 after one year from the initial filing of the registration statement.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.                      Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Financial statements included herewith were prepared in consideration of the reverse acquisition between Canyon Gold and Long Canyon and are prepared on a consolidated basis.  The consolidated financial statements include the operating results of Long Canyon and those of Canyon Gold from the date of the acquisition, July 20, 2011, through April 30, 2013.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  At April 30, 2013, the company has no revenues to date, has accumulated losses of $938,333 since inception on June 19, 2008 and a working capital deficit of $1,051,273, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the company’s ability to continue as a going concern.  Management plans to continue to provide for the company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.  There is no assurance that funding will be available to continue the company’s business operations.

Results of Operations

For the fiscal year ended April 30, 2013 compared to the fiscal year ended April 30, 2012.

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for either year ended April 30, 2013 or 2012.

Our total operating expenses increased from $324,720 in the year ended April 30, 2012 to $493,950 in the year ended April 30, 2013.  The increase in the current fiscal year was due primarily to increases in our general and administrative expenses and directors’ fees.  Our general and administrative expenses increased from $53,447 in fiscal 2012 to $131,021 in fiscal year 2013 as a result in increased legal, audit, accounting costs related to being a publicly reporting company.  Our directors’ fees increased from $10,000 in fiscal year 2012 to $155,000 in fiscal year 2013 as a result of adding a new director and our increasing the director compensation because of our status as a publicly reporting company.

Our other expense, comprised of interest expense, increased from $3,150 in fiscal 2012 to $28,996 in fiscal year 2013.  The increase in the current fiscal year is due primarily to new debt totaling $57,166 issued during the year, as well as substantially all of our other debt being outstanding during all of the year. A substantial portion of our interest expense is incurred to related parties.

As a result, our net loss increased from $327,870 in fiscal year 2012 to $522,946 in fiscal year 2013.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At April 30, 2013, we had total current assets of $2,603 (cash of $503) and total current liabilities of $1,053,876, resulting in a working capital deficiency of $1,051,273.  A significant portion of our current liabilities is comprised of amounts due related parties: accrued interest payable – related parties of $46,107; convertible notes payable – related parties of $156,000; notes payable – related parties of $32,156; and payables – related parties of $616,948.  We anticipate that in the short-term operating funds will continue to be provided by related parties.

As of April 30, 2013, we had a convertible note payable due to a related party of $101,000 bearing interest at 4% per annum and related accrued interest payable of $45,097.  As subsequently amended, the notes may be converted into common stock of the company at a price of $0.10 per share.  We have calculated imputed interest on this note at an annual rate of 9%.

As of April 30, 2013, we had an additional $55,000 of convertible notes payable due to related parties.  These convertible notes bear no interest and are convertible at a price of $0.10 per share.  We have calculated imputed interest on these notes at an annual rate of 9%.

During the year ended April 30, 2013, we received loan proceeds from two notes totaling $32,156 from related parties.  The notes bear interest at an annual rate of 6% and mature in September 2013 and March 2014.

As of April 30, 2013, we had a convertible note payable to a non-related party in the amount of $100,000, bearing no interest. The note is only convertible into common stock of the company at a price of $0.125 per share.

During the year ended April 30, 2013, we received loan proceeds of $25,010 from a non-related party.  The note bears no interest and is convertible into 250,000 shares of common stock at a price of $0.10 per share.  We have calculated imputed interest on this note at an annual rate of 9%.

All convertible debt is convertible 30 days from the first day the company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2013, none of the convertible debt has been converted and, therefore, are in default.

As discussed in the notes to our consolidated financial statements, there is currently no determinable and active market value for our common stock.  Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the year ended April 30, 2013, we used net cash in operating activities of $107,097, as a result of our net loss of $522,946, partially offset by imputed interest on convertible notes payable of $27,098, decrease in prepaid expenses of $32,961, and increases in accounts payable of $53,050, accrued interest payable of $888, accrued interest payable – related parties of $1,010 and payables – related parties of $300,842.

During the year ended April 30, 2012, we used net cash in operating activities of $291,866, as a result of our net loss of $327,870 and an increase in prepaid expenses of $4,758, partially offset by interest on convertible notes payable of $3,150, decrease in accounts receivable of $21,952, and increases in accounts payable of $4,755 and payables – related parties of $10,905.

During the year ended April 30, 2012, net cash provided by investing activities was $29,973 from investing activities, comprised of cash received from our reverse acquisition.  During the year ended April 30, 2013, we did not have any cash provided by or used in investing activities.

During the year ended April 30, 2013, net cash provided by financing activities was $57,166, comprised of proceeds from notes payable – related parties of $32,156 and proceeds from convertible notes payable of $25,010.  During the year ended April 30, 2012, net cash provided by financing activities was $270,000, comprised of proceeds from convertible notes payable – related parties.

We have not realized any revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from directors and other stockholders.

We believe a related party will provide sufficient funds to carry on general operations for the next three months. We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to execute phase two of our exploration program. We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.

As of April 30, 2013, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $502,500 as of April 30, 2013.  This loss carry forward may be offset against future taxable income through the year 2034.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2013 and 2012 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Due to the change in ownership provisions of U.S. federal and Canada and British Columbia income tax laws, operating loss carryforwards are potentially subject to annual limitations.  As a result of the change in ownership of Canyon Gold Corp., $1,502,000 of net operating loss carryforwards have been deemed to have been forfeited.  The net operating loss balance above reflects the forfeiture of this carryforward.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding for the fiscal years ended April 30, 2013 and 2012.

Dividends

The company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The company has no component of other comprehensive income. Accordingly, net income equals comprehensive loss for the fiscal years ended April 30, 2013 and 2012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Impairment of Long-Lived Assets

The company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

Our consolidated financial statements are prepared using the accrual method of accounting and accounting principles generally accepted in the United States of America.  The company has adopted an April 30 fiscal year end.

Revenue Recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.  Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.
Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended April 30, 2013 and through the date these consolidated financial statements were available to be issued that the company believes are applicable to or would have a material impact on the consolidated financial statements of the company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A.                   Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.                      Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended April 30, 2013 and 2012 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.                   Controls and Procedures.

Evaluation of Disclosures and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e), as of April 30, 2013.  Based upon that evaluation, it was concluded that as of April 30, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

Management has concluded that there has been no significant change in our internal control over financial reporting during the fiscal year ended April 30, 2013 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                    Other Information.

Not applicable.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Delbert G. Blewett	78	President, CEO, Secretary, Interim CFO and Director

Stephen M. Studdert	64	Director

Dennis Petke	49	CFO (resigned)

We presently anticipate that we will consider new, qualified persons to become directors in the future, although no new appointments or arrangements have been made as of the date hereof.

All directors serve for a one-year term until their successors are elected or they are re-elected at the annual stockholders' meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

There is no arrangement, agreement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. Also, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs.

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Delbert Blewett, B.Sc.Ll.B, has been a director, CEO and President of Canyon Gold since March 14, 2011.  On August 2, 2013, Mr. Blewett was appointed as Interim CFO, pending the appointment of a permanent CFO. Mr. Blewett earned a Bachelor of Science in Agriculture as well as the Bachelor of Laws from the University of Saskatchewan in Canada.  From 1963 to 1994, Mr. Blewett managed his own private law practices in the Provinces of Saskatchewan, Alberta and British Columbia specializing in business law. Upon retiring from active law practice in 1994, Mr. Blewett became active as an individual investor and consultant in various business ventures.  He became a director of SwissAmera Enterpirses, Inc., in May 1995. SwissAmera changed its name to Royal Oil & Gas, Corp. in 2001, then to Quintana Gold Resources, Corp. in 2008 and then to Clean Transportation Group, Inc. (“CTGI”) in 2011.  During this period, Mr. Blewett served as a director and was Secretary from 2000 to 2005, then served as President from 2005 until May 2011, at which time he resigned as President and was appointed Secretary. He remains on the Board and as Secretary CTGI as of this date.  From 1996, CTGI was a development stage company seeking acquisitions of or mergers with an operating company.  In August 2011, CTGI acquired Engine Clean Solutions, Inc. and has become engaged in the business of offering a line of automotive maintenance service products to engine manufacturers, distributors, dealers and service centers. Also, from 2001 to 2003, Mr. Blewett was director of AR Associates, Inc. and served as interim President from 2001 to 2002 and Secretary from 2002 to 2003.  During the time Mr. Blewett was associated with AR Associates, it owned certain mineral claims in Canada.  Thereafter, AR Associates acquired rights to an electronic system known as Green Wave Technology.  AR Associates filed a registration statement on Form 10-SB in 1999, but no periodic filings were subsequently made with the SEC.  Its registration under the Securities Exchange Act of 1934 was revoked as a delinquent filer on December 10, 2007 pursuant to Section 12(j) of that Act.

Mr. Blewett is a non-practicing member of the Law Society of Alberta and a past member of the Law Society of Saskatchewan. With his many years of experience in the practice of business law, as well as the development, funding and consulting of various business ventures, we believe Mr. Blewett brings valuable knowledge, business experience and contacts to the company.

Stephen M. Studdert was appointed as a director on December 16, 2012.  Mr. Studdert is founder and chairman of Studdert International, Mantford Ventures, and i3 Technologies. He also founded a commercial bank and has served on many corporate boards of directors. Mr. Studdert served as a White House advisor to U.S. Presidents George Bush, Ronald Reagan, and Gerald Ford, and represented U.S. Presidents in diplomatic assignments to over one hundred nations. By presidential appointment, he served on the President’s Export Council, the Export Advisory Now Council, and the Foreign Trade Practices and Negotiations Subcommittee, and as a United States Delegate to the United Nations Energy Conference in Africa. He also served as a United States Delegate to the 40th NATO Summit and was appointed Federal Home Loan Bank Director in the Clinton Administration.  Mr. Studdert is a graduate of Brigham Young University.

Dennis Petke was appointed as Chief Financial Officer on March 22, 2013. On August 2, 2013, Mr. Petke tendered his resignation as CFO, which was accepted and deemed effective by the Board of Directors on that date. Mr. Petke is qualified as a Chartered Accountant in Canada and has been a member of the Institute of Chartered Accountants of British Columbia since 1995. Since leaving public practice in 1999, Mr. Petke has operated his own private consulting firm.  He has taken several roles as a director, officer or consultant to assist management with reorganizations and merger of both private and public companies. Mr. Petke’s responsibilities have included strategic planning, corporate structuring, raising capital, and overall financial management and compliance for these companies. He is experienced in the area of corporate finance, including negotiating and implementing private and public company mergers, as well as facilitating private placements. For the past three years, Mr. Petke has been working to source alternative financing options to companies in Hong Kong, China and Europe.

None of our officers, directors or control persons has had any of the following events occur:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

●
being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Key Personnel

We have engaged the services of Development Resources LLC of American Fork, Utah to oversee our exploration program. DRLLC has an experienced geologists team living in the area, which can perform all of the exploration required including providing a qualified geology report and has a standing assay account with Chemex ASL labs in Elko, Nevada.

We have established an advisory board and Alex Burton has consented to join the board.  Mr. Burton is a graduate geologist with a B.A. degree from the University of B.C. in 1954.  He is registered as both a Professional Engineer and Registered Professional Geologist in British Columbia.  Mr. Burton has served on the B.C. Yukon Chamber of Mines (n.k.a. Association for Mining Exploration) and for over 20 years taught their Placer Mining Course in association with the British Columbia Institute of Technology.  Since 1954, Mr. Burton has had experience in various aspects of mine exploration, development and mine production, project scheduling, personnel assignment, field work, environmental auditing and reporting. Mr. Burton was the consulting geologist for DRLLC’s preliminary geology report on our properties and also conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of the final geology report.

Committees of the Board of Directors

We currently have the following committees:

Management Team:	Chairman Strategy Committee: Stephen M. Studdert
Chief Financial Officer: Delbert G. Blewett (Interim CFO)
Chairman Explorations Committee: Alexander Burton

Professional Advisory Board: Exploration Geologist/Geochemist: Alexander Burton

Exploration & Development:  Chairman Explorations Committee: Alexander Burton, Development Resources LLC, American Fork, Utah (DRLLC)

No director is deemed to be an independent director. Our board of directors performs some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board will also perform the functions of an audit committee until we establish a formal committee.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2012.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Item 11. Executive Compensation.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. During our fiscal year ended April 30, 2011, we paid $10,500 in directors’ fees to the company’s former director and President, Nand Shankar. During fiscal year ended April 30, 2012 and 2013, we paid $10,000 and $4,750, respectively, to Delbert Blewett to serve as our current President, CEO and sole director.  Mr. Blewett also received $500 during fiscal year ended April 30, 2012 for rent and accrued an additional $2,500 in rent. Total accrued payable to Mr. Blewett for unpaid officer and director compensation is $103,250. During fiscal year ended April 30, 2012, we paid $7,500 to Harold Schneider to serve as our Principal Financial Officer and President of our subsidiary, Long Canyon.  No payments were made in 2013.  Mr Schneider also received $22,500 for services as a consultant providing accounting services from April 2011 to January 31, 2012, and he accrued $7,500 for his services from February 1, 2012 to April 30, 2012. Total accrued payable to Mr. Schneider $75,000. No other compensation was paid to an officer or director during fiscal years ended April 30, 2011, 2012 and 2013.  We currently have no employees and do not pay any salaries.

The following table depicts compensation paid to officers and directors for the fiscal years ended April 30, 2013, 2012 and 2011.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration		Total

Delbert G. Blewett, President,	2011	$0	$0	$0		$0
CEO and Director	2012	$0	$0	$13,000	(1)	$13,000
	2013	$0	$0	$108,000	(2)	$4,750

Harold Schneider, PFO	2011	$0	$0	$0		$0
	2012	$0	$0	$37,500	(3)	$37,500
	2013	$0	$0	$75,000	(4)	$75,000

Dennis Petke, CFO	2013	$0	$0	$0		$0

Stephen M. Studdert	2013	$0	$0	$50,000	(5)	$50,000

Nand Shankar, President and Director	2011	$0	$0	$10,500		$10,500

(1)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2012 includes $10,000 for service as President, CEO and a director, $500 received for rent and accrued rent of $2,500.

(2)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2013 includes $4,750 for service as President, CEO and a director, and accrued payable of $103,250.

(3)
Mr. Schneider’s compensation for the fiscal year ended April 30, 2012 includes $7,500 to serve as our Principal Financial Officer and President of Long Canyon and $30,000 for accounting consulting services, of which $7,500 has been accrued.

(4)	Mr. Schneider’s compensation for the fiscal year ended April 30, 2013 did not include any cash payments. A total of $75,000 of payable was accrued to Mr. Schneider.

(5)	Mr. Studdert’s compensation for the fiscal year ended April 30, 2013 includes $50,000 for service as a director, all of which is accrued as a payable to Mr. Studdert.

During the fiscal years 2009, 2010 to April 30, 2011 we accrued accounts payable for services rendered in the amount of $63,323, accumulated for administrative services provided to Long Canyon prior to its acquisition by the company. The company settled the payable by issuing the creditor, EMAC Handels AG, shares of our common stock at the time of the Long Canyon acquisition.

During the fiscal year ended April 30, 2013, we accrued accounts payable for services rendered by EMAC in the amount of $353,864.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of August 2, 2013 with respect to the beneficial ownership of our common stock and based on 28,116,702 shares outstanding:

●	each stockholder believed to be the beneficial owner of more than 5% of our common stock;

●	By each of our directors and executive officers; and

●	All of our directors and executive officers as a group.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Directors and Executive Officers:

Delbert G. Blewett, President & CEO	1,210,000	(3)	4.3%
101 Convention Center Dr, Suite 700
Las Vegas, Nevada 89109

Stephen M. Studdert	0		0%
101 Convention Center Dr, Suite 700
Las Vegas, Nevada 89109

Harold Schneider, Director of Long Canyon Gold
215 Neave Road, Kelowna BC, Canada	5,000		0.02%

5% Beneficial Owners

Thomas Hiestand	7,700,000	(4)	27.4%
Churerstr. 106, Pfaeffikon/Switzerland

Berta Furrer	2,685,000		9.5%
Schmerikonerstr 29Eschenbach/Switzerland

Reinhard Hiestand	2,648,699	(5)	9.4%
Schuetzenstr. 22, Pfaeffikon/Switzerland

Rolf Bermann	1,695,000		6.0%
Lufwiesenweg 7, Freienbach/Switzerland

All directors and executive officers as a group (2 persons)	1,215,000	(3)	4.3%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.
(2)	Percentage ownership is based on 28,116,702 shares of common stock outstanding as of August 9, 2013.
(3)	Includes 1,200,000 shares held in the name of Star Anchor Investments Ltd. that is owned and controlled by Delbert G. Blewett.
(4)
 Includes 6,700,000 shares held in the name of Velania Treuhand AG that is owned and controlled by Thomas Hiestand.  The remaining 1,000,000 shares are held in the name of Mr. Hiestand. Thomas Hiestand is the father of Reinhard Hiestand.

(5)	Includes 1,998,699 shares held in the name of EMAC Handels AG that is owned and controlled by Reinhard Hiestand. The remaining 650,000 shares are held in the name of Mr. Hiestand.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

       Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

In connection with our acquisition of Long Canyon in July 2011, Long Canyon issued shares of its common stock in payment of certain convertible loans and payables owed by Long Canyon, which shares were then exchanged for shares of Canyon Gold upon the acquisition closing.  Long Canyon issued shares to the following persons for the respective loans and payables set forth below, each of whom became a principal stockholder of Canyon Gold. No interest was included in the debt. The respective amounts of the loans and payables set forth below were unchanged as of our fiscal years ended April 30, 2013 and 2012 and represent the largest aggregate amount of principal outstanding during the applicable periods.

●	6,700,000 common shares to Velania Treuhand AG at a price of $0.001 per share for the conversion of $5,500 worth of debt and at a price of $0.05 per share for the conversion of $60,000 worth of debt.
●	2,685,000 common shares to Berta Furrer at a price of $0.001 per share for the conversion of $2,685 worth of debt.
●	1,998,699 common shares to EMAC Handels AG at a price of $0.05 per share for the conversion of $99,935 worth of services.
●	1,695,000 common shares to Rolf Bermann at a price of $0.001 per share for the conversion of $1,695 worth of debt.

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG, a principal stockholder. EMAC owns and controls a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allows Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $350,000 and 425,000 shares of Canyon Gold Series B preferred stock. No options have been exercised or cash payments made to EMAC pursuant to the option agreement as of the date hereof. The option has been extended to December 31, 2013.

On July 7, 2011, Velania Treuhand AG, a principal stockholder, made a loan to Long Canyon in the amount of $30,000, which is convertible into 300,000 shares of Canyon Gold common stock. On December 22, 2011, EMAC Handels AG loaned $25,000 to Long Canyon, which is convertible into Canyon Gold common stock.  The loans do not become convertible until 30 days after Canyon Gold shares become eligible for trading on the OTC Bulletin Board and are convertible at $0.10 per share. The loans bear no interest and the original loan amounts remain outstanding at the end of the April 30, 2013 and 2012 fiscal years and represent the largest aggregate amount of principal outstanding during the applicable periods.

As of April 30, 2013 and 2012, we had related party payables of $320,208 and $316,106, respectively, all of which bear no interest and are payable to EMAC Handels AG, a principal stockholder.  These amounts include certain advances made to and on behalf of Canyon Gold by EMAC, in the amount of $92,808 and $227,400 in accrued liabilities owed by Canyon Gold to other non related parties, which loans have been assigned by the holders to EMAC and represent the largest aggregate amount of principal outstanding during the applicable periods. The company and EMAC have agreed that the debt shall be converted into Canyon Gold common stock within 30 days from the first day our shares are traded on the OTC Bulletin Board, at the exercise price of $0.10 per share.

EMAC also holds convertible notes payable in the principal amount of $101,000 bearing interest at 4% per annum, which EMAC acquired from the previous holder.  On May 15, 2012, the company and EMAC agreed that the convertible notes, plus accrued interest, will be converted into Canyon Gold common stock within 30 days from the first day our shares are traded on the OTC Bulletin Board, at the exercise price of $0.10 per share. A formal agreement was executed on July 7, 2012.  At the end of fiscal years ended April 30, 2013 and 2012, the principal amount of the notes remained $101,000 and represents the largest aggregate amount of principal outstanding during the applicable periods and the accrued interest at April 30, 2012 was $45,097. The parties agreed to waive all future interest.

On July 22, 2011, we issued to EMAC Handels AG, a principal stockholder, 600,000 Series A preferred shares, which shares are convertible into 6.0 million shares of common stock.  The Series A preferred shares satisfied certain payables to EMAC in connection with Long Canyon’s acquisition of mineral claims and certain related party payables. The payables refer to certain executive and administrative services provided to Canyon Gold and Long Canyon.  At the time of the Long Canyon acquisition, Long Canyon and Canyon Gold agreed that the 600,000 Series A preferred shares would be transferred to EMAC in consideration for a payable to EMAC in the amount of $60, or $0.0001 per share.  The preferred shares are only convertible into common stock starting 12 months after the first day that our common stock is traded on the on the OTC-Bulletin Board.

The company’s common stock became eligible for trading on the OTC-Bulletin Board in November 2012.  As of April 30, 2013, none of these conversions have taken place.

On April 30, 2011, we entered into an administration agreement with EMAC Handels AG. Under the terms of the agreement, EMAC is to provide certain administration service to the company, including assistance in the preparation of documents; filings and correspondences related to the general operations of a public company.  EMAC also agreed to provide the company with shared office space and incidental expenses related thereto.  The term of the Agreement is for three years. For its administration services, EMAC is to receive a fee of $2,500 per month for the first year and $3,500 per month thereafter and $250 per month for the shared office space. In the event the company does not have the necessary cash-flow to pay the monthly fee, the fee may be paid in shares of the company’s common stock, valued at a 25% discount of the actual ask price of the shares based on a 30 day average prior to conversion. From May 1, 2011 through July 31, 2012, EMAC has billed the company $61,235 for services under the agreement, of which the company has paid $43,000 to date.

On April 30, 2011, we executed the service agreement with our President, CEO and director, Delbert G. Blewett.  Under the terms of that agreement Mr. Blewett provides management services, as required and invoiced, for a fee not to exceed $2,500 per month.  Mr. Blewett also provides to the company shared office facilities that are used as our executive offices for the monthly rent of $250.  During fiscal year ended April 30, 2012, we paid Mr. Blewett $10,000 for services and $500 for rent.  An additional $2,500 was accrued for rent payable during fiscal 2013.

Our former Principal Financial Officer, Harold Schneider, also acts as a consultant to the company and provides accounting services. On April 30, 2011, Mr. Schneider entered into a service agreement with the company that provides for a monthly fee of $2,500 for his services. Any accruals under the agreement can be paid in Canyon Gold common stock. The agreement also provides for a one-time fee of $7,500 for acting as President of our subsidiary, Canyon Gold.  During fiscal year ended April 30, 2012, Mr. Schneider received $30,000 for his accounting consulting services provided to the company, $22,500 in cash and $7,500 accrued, in addition to the $7,500 for services as President of Long Canyon.

On August 13, 2012, we received a $10,000 loan from EMAC, a related party, and on September 6, 2012, we receive an additional $10,000 loan from EMAC. The $20,000 is convertible into 200,000 shares of common stock at the conversion price of $0.10 per share.

On December 6, 2012, we executed a service agreement with Director and Chairman of the Strategy Committee, Stephen M. Studdert.  Mr. Studdert is to receive a signing bonus of 500,000 common, restricted shares of the company.  Mr. Studdert shall receive payment for any service provided and invoiced as approved by the Board of Directors. No services have been invoiced as of April 30, 2013.

None of our directors are deemed to be independent directors.  We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.                     Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

Our auditors, HJ & Associates, LLC, billed us $125,000 for (i) services related to the audit of our annual financial statements included in this annual report for the years ended April 30, 2013 and 2012, (ii) our Form S-1 registration statement that became effective in November 2012, and (iii) quarterly reviews performed during the years ended April 30, 2013 and 2012.

Audit Related Fees

For the years ended April 30, 2013 and 2012, there were no fees billed for assurance and related services by our current auditors HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended April 30, 2013 and 2012, no fees were billed by our current auditors HJ & Associates, LLC for tax compliance, tax advice and tax planning.

All Other fees

For the years ended April 30, 2013 and 2012, there were no other fees billed to us by HJ & Associates, LLC.

We do not use HJ & Associates, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ & Associates, LLC to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by HJ & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates, LLC’s’ independence.

PART  IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1 (2)	Agreement for Acquisition of Long Canyon Gold Resources Corp.

.1 (2)	Articles of Incorporation and amendments thereto

3.2 (1)	Bylaws

4.1 (2)	Instrument defining security holder rights

10.1 (5)
Agreement between Development Resources LLC (DRLLC) and Ferguson Holdings Ltd. (now known as Long Canyon Gold Resources Corp.) – This agreement is the attachment referred to in the agreement included as Exhibit 10.2

10.2 (1)	Agreement between Ferguson Holdings Ltd. (now known as Long Canyon Gold Resources Corp.) and August Energy Corp. (now known as Canyon Gold Corp.)

10.3 (2)	Option Agreement between EMAC Handels AG and Long Canyon Gold Resources Corp.

10.4 (3)	Extension Agreement to Option Agreement

10.5 (4)	Service Agreement with Delbert G. Blewett

10.6 (4)	Administration Agreement with EMAC Handels AG

10.7 (4)	Settlement Agreement with EMAC Handels AG

10.8 (4)	Service Agreement with Harold Schneider

21.1 (1)	Subsidiaries

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

(1)	Filed as exhibit to Form S-1 filed on November 10, 2011.
(2)	Filed as exhibit to Amendment No. 1 to Form S-1 filed on March 12, 2012.
(3)	Filed as exhibit to Amendment No. 2 to Form S-1 filed on April 23, 2012.
(4)	Filed as exhibit to Amendment No. 4 to Form S-1 filed on August 17, 2012.
(5)	Filed as exhibit to Amendment No. 7 to Form S-1 filed on October 17, 2012.

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Canyon Gold Corp.

(An Exploration Stage Company)

Index to Consolidated Financial Statements

Years Ended April 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Canyon Gold Corp. and Subsidiary
(An Exploration Stage Company)
Vancouver, BC, Canada

We have audited the accompanying consolidated balance sheets of Canyon Gold Corp. and Subsidiary (an Exploration Stage Company) as of April 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from inception on June 19, 2008 through April 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canyon Gold Corp. and Subsidiary (an Exploration Stage Company) as of April 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception on June 19, 2008 through April 30, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses which have resulted in an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
August 9, 2013

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30,
	2013	2012
ASSETS
Current assets:
Cash	$503	$50,434
Prepaid expenses	2,100	35,061

Total current assets	2,603	85,495

Mineral claims	37,820	37,820

Total assets	$40,423	$123,315

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$76,767	$23,717
Accrued interest payable	888	-
Accrued interest payable – related parties	46,107	45,097
Convertible notes payable	125,010	100,000
Convertible notes payable – related parties	156,000	156,000
Notes payable – related parties	32,156	-
Payables – related parties	616,948	316,106

Total current liabilities	1,053,876	640,920

Total liabilities	1,053,876	640,920

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 28,116,702 shares issued and outstanding	2,812	2,812
Additional paid-in capital	(78,042)	(105,140)
Deficit accumulated during the exploration stage	(938,333)	(415,387)

Total stockholders’ deficit	(1,013,453)	(517,605)

Total liabilities and stockholders’ deficit	$40,423	$123,315

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

	Years Ended April 30,		From Inception on June 19, 2008 through April 30,
	2013	2012	2013

Revenue	$-	$-	$-

Expenses:
General and administrative	131,021	53,447	266,800
Management and administrative fees	42,000	60,968	104,153
Professional fees	92,668	102,382	195,050
Directors’ fees	155,000	10,000	169,000
Exploration costs	73,261	97,923	171,184

Total expenses	493,950	324,720	906,187

Loss from operations	(493,950)	(324,720)	(906,187)

Other expense – interest expense:	28,996	3,150	32,146

Loss before income taxes	(522,946)	(327,870)	(938,333)

Provision for income taxes	-	-	-

Net loss	$(522,946)	$(327,870)	$(938,333)

Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	28,116,702	28,116,702

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp. (An Exploration Stage Company) Consolidated Statements of Stockholders’ Deficit From Inception on June 19, 2008 through April 30, 2013
					Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total

	Common Stock		Preferred Stock				Stockholders’
	Shares	Amount	Shares	Amount			Deficit

Inception, June 19, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for debt at $0.001 per share on December 31, 2009	16,500,000	1,650	-	-	14,850	-	16,500

Common stock issued for cash at $0.01 per share during 2009	200,000	20	-	-	1,980	-	2,000

Common stock issued for services at $0.05 per share on December 31, 2009	458,299	46	-	-	22,869	-	22,915

Net loss for the year ended December 31, 2009	-	-	-	-	-	(25,595)	(25,595)

Balance, December 31, 2009	17,158,299	1,716	-	-	39,699	(25,595)	15,820

Common stock issued for debt at $0.001 per share on December 31, 2010	6,800,000	680	-	-	6,120	-	6,800

Common stock issued for debt at $0.01 per share on December 31, 2010	500,000	50	-	-	4,950	-	5,000

Common stock issued for services at $0.05 per share on December 31, 2010	505,000	50	-	-	25,200	-	25,250

Net loss for the year ended December 31, 2010	-	-	-	-	-	(35,195)	(35,195)

Balance, December 31, 2010	24,963,299	2,496	-	-	75,969	(60,790)	17,675

Common stock issued for debt at $0.05 per share on April 30, 2011	1,280,000	128	-	-	63,872	-	64,000

Common stock issued for cash at $0.05 per share on April 30, 2011	955,400	96	-	-	47,675	-	47,771

Net loss for the four months ended April 30, 2011	-	-	-	-	-	(26,727)	(26,727)

Balance, April 30, 2011	27,198,699	$2,720	-	$-	$187,516	$(87,517)	$102,719

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp. (An Exploration Stage Company) Consolidated Statements of Stockholders’ Deficit From Inception on June 19, 2008 through April 30, 2013 (continued)
					Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total

	Common Stock		Preferred Stock				Stockholders’
	Shares	Amount	Shares	Amount			Deficit

Balance, April 30, 2011	27,198,699	$2,720	-	$-	$187,516	$(87,517)	$102,719

Common stock issued for debt at an average of $0.144 per share on May 31, 2011	800,000	80	-	-	114,920	-	115,000

Recapitalization with reverse acquisition	118,003	12	500,000	50	(407,576)	-	(407,514)

Preferred Series ‘A’ shares issued at par for payables	-	-	600,000	60	-	-	60

Net loss for the year ended April 30, 2012	-	-	-	-	-	(327,870)	(327,870)

Balance, April 30, 2012	28,116,702	2,812	1,100,000	110	(105,140)	(415,387)	(517,605)

Imputed interest on convertible notes payable	-	-	-	-	27,098	-	27,098

Net loss for the year ended April 30, 2013	-	-	-	-	-	(522,946)	(522,946)

Balance, April 30, 2013	28,116,702	$2,812	1,100,000	$110	$(78,042)	$(938,333)	$(1,013,453)

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	Years Ended April 30,		From Inception on June 19, 2008 through April 30, 2013

	2013	2012

Cash flows from operating activities:
Net loss	$(522,946)	$(327,870)	$(938,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	27,098	3,150	30,248
Common stock issued for services	-	-	48,165
Change in operating assets and liabilities:
Decrease in accounts receivable	-	21,952	-
(Increase) decrease in prepaid expenses	32,961	(4,758)	18,203
Increase in loans receivable	-	-	(15,000)
Increase in accounts payable	53,050	4,755	64,355
Increase in accrued interest payable	888	-	888
Increase in accrued interest payable – related parties	1,010	-	1,010
Increase in payables – related parties	300,842	10,905	311,747

Net cash used in operating activities	(107,097)	(291,866)	(478,717)

Cash flows from investing activities:
Cash received from reverse acquisition	-	29,973	29,973
Purchase of mineral claims	-	-	(19,990)

Net cash provided by investing activities	-	29,973	9,983

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	49,771
Proceeds from notes payable – related parties	32,156	-	32,156
Proceeds from convertible note payable	25,010	-	25,010
Proceeds from convertible notes payable – related parties	-	270,000	418,300
Payments on convertible debt	-	-	(56,000)

Net cash provided by financing activities	57,166	270,000	469,237

Net increase (decrease) in cash	(49,931)	8,107	503

Cash at beginning of period	50,434	42,327	-

Cash at end of period	$503	$50,434	$503

Supplemental schedule of non-cash investing and financing activities:
Related party loan converted to common shares	$-	$115,000	$-
Related party payable converted to preferred shares	$-	$110	$-

Cash paid for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2013 and 2012

1. Nature of Operations and Continuation of Business

Canyon Gold Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998 as Mayne International Ltd.  On September 5, 2000, the Company changed its name to Black Dragon Entertainment, Inc.  On July 31, 2002, the Company changed its name to Vita Biotech Corporation.  On May 27, 2004, the Company changed its name to August Energy Corp. and subsequently on April 17, 2011, the Company changed its name to Canyon Gold Corp.

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

The Company is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and the U.S Securities and Exchange Commission Guide for mining and mineral related companies.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  At April 30, 2013, the Company has no revenues to date, has accumulated losses of $938,333 since inception on June 19, 2008 and a working capital deficit of $1,051,273 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties (see Note 3).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

(b)	Exploration Stage Company

Since the Company does not yet have an established commercially minable deposit or reserves for extraction and is not yet engaged in the exploitation or production of a mineral deposit, it is considered to be in the exploration stage.

(c)	Exploration Costs

Since the Company is deemed to be in the exploration stage, all sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

(d)	Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.  For the years ended April 30, 2013 and 2012, there were no potentially dilutive instruments outstanding.

(e)	Revenue Recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.  Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

(f)	Foreign Currency Translation

The Company’s financial instruments and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(h)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(i)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence when measuring fair value using a hierarch based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization with the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, payables, accrued liabilities and amounts due to related parties.  The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  During the years ended April 30, 2013 and 2012, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

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

(j)	Non-Monetary Transactions

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

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

(k)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(l)	Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of three or fewer months to be cash equivalents.

3.  Related Party Transactions and Balances

The Company makes use of office space at its president’s address as well as office space and management services that are controlled by a related party.  These services are compensated as per a Service Agreement between the Company and its president executed on April 30, 2011, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by both the president and the related party on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

In connection with the acquisition of mineral claims discussed in Note 6, on July 22, 2011, the Company authorized the issuance of 600,000 shares of Series A Preferred Shares at $0.0001 per share in satisfaction of the remainder of the consideration for the purchase of the mineral claims and in partial satisfaction of Long Canyon related party payables.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  Consideration for this acquisition is to be $350,000 cash and 425,000 preferred shares Series B.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of April 30, 2013, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013.

As of April 30, 2013 and 2012, the Company had payable balances due to related parties of $616,948 and $316,106, respectively, which resulted from transactions with significant shareholders.

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party. At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.  As of April 30, 2013 and 2012, the balance of the note and accrued interest was $101,000 and $45,097 and the Company calculated imputed interest on the note at an annual rate of 9%.

As of April 30, 2013 and 2012, the Company had an additional $55,000 of convertible notes payable due to related parties.  These convertible notes bear no interest and are convertible at a price of $0.10 per share.  The Company has calculated imputed interest on these notes at an annual rate of 9%.

All convertible debt is convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2013, neither of these convertible notes had been converted and therefore are in default.

During the year ended April 30, 2013, the Company received loan proceeds from two notes totaling $32,156 from related parties.  The notes bear interest at an annual rate of 6% and mature in September 2013 and March 2014.

As indicated in Note 2, there is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

As of April 30, 2013 and 2012, accrued interest payable – related parties was $46,107 and $45,097, respectively.  Interest expense to related parties was $19,108 and $3,150, respectively.

4.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by the valuation allowances when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components:

	April 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$122,800	$73,300
Related party accrued interest	9,000	-
Accrued expenses – related parties	120,300	68,700
Valuation allowance	(252,100)	(142,000)

Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying U.S. Federal, Canada corporate and British Columbia corporate income tax rates to pre-tax loss due to the following:

	Year Ended April 30,
	2013	2012

Book loss	$(112,600)	$(77,000)
Related party accruals	58,700	11,200
Related party interest	200	-
Valuation allowance	53,700	65,800

Total	$-	$-

At April 30, 2013, the Company had net operating loss carry forwards of approximately $502,500 that may be offset against future taxable income through 2034.  No tax benefit has been reported in the accompanying consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has adopted the Income Tax topic of FASB ASC 740, Accounting for Uncertainty in Income Taxes.  Included in the balance at April 30, 2013, are no tax positions for which the ultimate deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Due to the change in ownership provisions of U.S. federal and Canada and British Columbia income tax laws, operating loss carryforwards are potentially subject to annual limitations.  As a result of the change in ownership of Canyon Gold Corp., $1,502,000 of net operating loss carryforwards have been deemed to have been forfeit.  The net operating loss balance above reflects the forfeiture of this carryforward.

5.  Stockholders’ Deficit

Common Stock:

The Company had the following issuances of its common stock:

(a)	During the year ended December 31, 2009, the Company issued 16,500,000 shares of common stock at a price of $0.001 per share for the conversion of $16,500 worth of debt.

(b)	During the year ended December 31, 2009, the Company issued 200,000 shares of common stock for cash at a price of $0.01 per share

(c)	During the year ended December 31, 2009, the Company issued 458,299 shares of common stock at a price of $0.05 per share in exchange for $22,915 worth of services.

(d)	During the year ended December 31, 2010, the Company issued 6,800,000 shares of common stock at a price of $0.001 per share for the conversion of $6,800 worth of debt.

(e)	During the year ended December 31, 2010, the Company issued 500,000 shares of common stock at a price of $0.01 per share for the conversion of $5,000 worth of debt.

(f)	During the year ended December 31, 2010, the Company issued 505,000 shares of common stock at a price of $0.05 per share in exchange for $25,250 worth of services.

(g)	During the four months ended April 30, 2011, the Company issued 1,280,000 shares of common stock at a price of $0.05 per share for the conversion of $64,000 worth of debt.

(h)	During the four months ended April 30, 2011, the Company issued 955,400 shares of common stock for cash at a price of $0.05 per share for cash.

(i)	During the four months ended May 31, 2011, the Company issued 800,000 shares of common stock for cash at a price of $0.144 per share for the conversion of $115,000 worth of debts.

Preferred Stock

The Company had the following issuances of its preferred stock:

(a)
During the year ended April 30, 2012, the Company issued 600,000 shares of preferred stock Series A. These shares were transferred to a related party in payment of an outstanding debt. See Note 3.

The par value of the Series A convertible preferred shares is $0.0001 and are convertible into ten common voting shares.  These shares carry voting rights on the basis of 100 votes per share with rights and preferences being decided by the Board of Director of the Company.

(b)
During the year ended April 30, 2012, the Company issued 500,000 shares of preferred stock Series B. See Note 1.

The par value of the Series B convertible preferred shares is $0.0001 and are convertible into ten common voting shares.  These shares are non-voting shares.

6.  Contingencies and Commitments

(a)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company.  The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

(b)	Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

(c)	Commitments

The Company has the following commitments as of April 30, 2013:

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

e)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $350,000 and 425,000 shares of Series B preferred stock, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of April 30, 2013, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013. There was no additional cost or consideration related to the extension of this option.

7.  Convertible Notes Payable

As of April 30, 2013, the Company had a convertible note payable in the amount of $100,000 bearing no interest. The note is only convertible into common stock of the Company at a price of $0.125 per share within 30 days of the first day of the Company’s common stock being traded on the OTC-BB.  The Company’s common stock became eligible for trading on the OTC-BB in November 2012.  As of April 30, 2013, this convertible note payable had not been converted and therefore is in default.

During the year ended April 30, 2013, the Company received loan proceeds of $25,010 from a non-related party.  The note bears no interest and is convertible into 250,000 shares of common stock at a price of $0.10 per share within 30 days of the Company’s common stock being traded on the OTC-BB.  The Company has calculated imputed interest on this note at an annual rate of 9%.

As indicated in Note 2, there is currently no determinable and active market value for the Company’s common stock.  Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable. These convertible features will be evaluated in subsequent periods for fair value determination.  The Company has calculated imputed interest on this note at an annual rate of 9%.

As of April 30, 2013 and 2012, accrued interest payable related to the convertible notes payable was $888 and $0, respectively.

See Note 3 for discussion of the convertible notes payable to related parties.

8.  Acquisition of Mineral Claims

On March 12, 2011, the Company’s wholly-owned subsidiary, Long Canyon, acquired a 100% interest in 30 mineral claims located in the State of Nevada for $37,820.  This amount has been recorded as mineral claims, a non-current asset in the Company’s consolidated balance sheets.

On March 19, 2011, the Company acquired a 100% interest in 15 of the mineral claims acquired by Long Canyon for $17,830 consisting of $17,770 in cash and a payable of $60.  On July 22, 2011, that payable was satisfied with the issuance of 600,000 shares of Series A Preferred Stock at $0.0001 per share issued to a related party of Long Canyon.  See Notes 3 and 5.

On July 4, 2011, the Company paid $36,185 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2011, $12,060 of which is recognized as prepaid expenses as of April 30, 2012.

On August 27, 2012, the Company paid $6,300 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2012, $2,100 of which is recognized as prepaid expenses as of April 30, 2013.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

9.  Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended April 30, 2013 and through the date these consolidated financial statements were available to be issued that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

10.  Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events and determined that following are to be considered to have occurred after April 30, 2013 which would have a material impact on the Company’s results or require disclosure:

a)
On June 10, 2013, the Company entered into a Consulting Contract to retain Worldwide PR News, a New York based consulting and public relations firm (“Worldwide PR”).  The Consulting Contract provides that Worldwide PR will assist and consult with the Company to establish brand and corporate awareness for Canyon Gold, particularly with individuals and entities in the gold and commodity markets in the United States, Europe and internationally.  Additionally, Worldwide will counsel management and assist in the creation and distribution of news and other media releases and also work with the Company in communicating information about the Company to the markets.  Under the terms of the Contract, the Company will pay Worldwide PR a total of $150,000 for a six-month consulting program.  An initial retainer of $15,000 was due within 72 hours of signing the Contract and monthly payments of $10,000 will be due on or before June 30, 2013, and $25,000 on the 15th of each following month for a total of five monthly payments.  The Contract is automatically renewed at the end of each six-month period, unless otherwise terminated by either party.

b)	On June 5, 2013, the Company received proceeds of $47,500 from a related party note payable. The note bears interest at a rate of 6% per annum and is payable 180 days from the date of the note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Gold Corp.

By: /S/ Delbert G. Blewett
Delbert G. Blewett
Chief Executive Officer
Dated: August 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Delbert G. Blewett	CEO, Interim CFO and Director	August 9, 2013
Delbert G. Blewett	(Principal Executive Officer)
(Acting Principal Accounting Officer)

/S/ Stephen M. Studdert	Director	August 9, 2013
Stephen M. Studdert