Form 10-Q
period 2013-07-31
CANYON GOLD CORP.
filed 2013-09-10
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number 000-54851

CANYON GOLD CORP.
 (Exact name of registrant as specified in its charter)

Delaware	Not Applicable
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

101 Convention Center Dr., Suite 700, Las Vegas, Nevada 89109
(Address of principal executive offices)

(888) 788-0986
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [   ]   No  [X]

As of September 10, 2013, there were 28,116,702 shares of the registrant’s common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2013
TABLE OF CONTENTS

.

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	July 31, 2013	April 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$576	$503
Prepaid expenses	525	2,100

Total current assets	1,101	2,603

Mineral claims	37,820	37,820

Total assets	$38,921	$40,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$126,246	$76,767
Accrued interest payable	1,263	888
Accrued interest payable – related parties	47,034	46,107
Convertible notes payable	125,010	125,010
Convertible notes payable – related parties	156,000	156,000
Notes payable – related parties	79,656	32,156
Payables – related parties	639,190	616,948

Total current liabilities	1,174,399	1,053,876

Total liabilities	1,174,399	1,053,876

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 28,116,702 shares issued and outstanding	2,812	2,812
Additional paid-in capital	(72,282)	(78,042)
Deficit accumulated during the exploration stage	(1,066,118)	(938,333)

Total stockholders’ deficit	(1,135,478)	(1,013,453)

Total liabilities and stockholders’ deficit	$38,921	$40,423

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		From Inception on June 19, 2008 through July 31, 2013
	2013	2012

Revenue	$-	$-	$-

Expenses:
General and administrative	65,310	12,696	332,110
Management and administrative fees	10,500	10,500	114,653
Professional fees	28,338	42,232	223,388
Directors’ fees	7,500	7,500	176,500
Exploration costs	9,075	39,046	180,259

Total expenses	120,723	111,974	1,026,910

Loss from operations	(120,723)	(111,974)	(1,026,910)

Other expense – interest expense	7,062	-	39,208

Loss before income taxes	(127,785)	(111,974)	(1,066,118)

Provision for income taxes	-	-	-

Net loss	$(127,785)	$(111,974)	$(1,066,118)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	28,116,702	28,116,702

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,		From Inception on June 19, 2008 through July 31, 2013
	2013	2012

Cash flows from operating activities:
Net loss	$(127,785)	$(111,974)	$(1,066,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	5,760	-	36,008
Common stock issued for services	-	-	48,165
Change in operating assets and liabilities:
Decrease in prepaid expenses	1,575	29,946	19,778
Increase in loans receivable	-	-	(15,000)
Increase in accounts payable	49,479	21,885	113,834
Increase in accrued interest payable	375	-	1,263
Increase in accrued interest payable – related parties	927	-	1,937
Increase in payables – related parties	22,242	20,413	333,989
Net cash used in operating activities	(47,427)	(39,730)	(526,144)

Cash flows from investing activities:
Cash received from reverse acquisition	-	-	29,973
Purchase of mineral claims	-	-	(19,990)
Net cash provided by investing activities	-	-	9,983

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	49,771
Proceeds from notes payable – related parties	47,500	-	79,656
Proceeds from convertible notes payable	-	-	25,010
Proceeds from convertible notes payable – related parties	-	-	418,300
Payments on convertible debt	-	-	(56,000)

Net cash provided by financing activities	47,500	-	516,737

Net increase (decrease) in cash	73	(39,730)	576

Cash at beginning of period	503	50,434	-

Cash at end of period	$576	$10,704	$576

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
July 31, 2013
(Unaudited)

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2013, the Company has no revenues, has accumulated losses of $1,066,118 since inception on June 19, 2008 and a working capital deficit of $1,173,298 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

2. Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.  These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Long Canyon.  All inter-company transactions and balances have been eliminated.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2013.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as at July 31, 2013, and the consolidated results of its operations and consolidated cash flows for the three months ended July 31, 2013 and 2012.  The results of operations for the three months ended July 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2014.

3. Mineral Claims

On March 12, 2011, the Company’s wholly-owned subsidiary, Long Canyon, acquired a 100% interest in 30 mineral claims located in the State of Nevada for $37,820.  This amount has been recorded as mineral claims, a non-current asset in the Company’s condensed consolidated balance sheets.

On March 19, 2011, the Company acquired a 100% interest in 15 of the mineral claims acquired by Long Canyon for $17,830 consisting of $17,770 in cash and a payable of $60.  On July 22, 2011, that payable was satisfied with the issuance of 600,000 shares of Series A Preferred Stock at $0.0001 per share issued to a related party of Long Canyon.

On August 27, 2012, the Company paid $6,300 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2012, $525 and $2,100 of which were recognized as prepaid expenses as of July 31, 2013 and April 30, 2013, respectively.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

4. Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its president executed on April 30, 2011, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by both the president and the related party on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  Consideration for this acquisition is to be $350,000 cash and 425,000 preferred shares Series B.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of July 31, 2013, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013.

As of July 31, 2013 and April 30, 2013, the Company had payable balances due to related parties of $639,190 and $616,948, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	July 31, 2013	April 30, 2013
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$101,000	$101,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	25,000	25,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	30,000	30,000

	$156,000	$156,000

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party. At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.

All convertible notes payable – related parties are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2013, neither of these convertible notes had been converted and therefore all are in default.

There is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties consisted of the following at:

	July 31, 2013	April 30, 2013
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	-

	$79,656	$32,156

Accrued interest payable – related parties was $47,034 and $46,107 at July 31, 2013 and April 30, 2013, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	July 31, 2013	April 30, 2013
Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$100,000	$100,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	25,010	25,010

	$125,010	$125,010

All convertible notes payable are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2013, neither of these convertible notes had been converted and therefore all are in default.

There is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

Accrued interest payable was $1,263 and $888 at July 31, 2013 and April 30, 2013, respectively.

6. Stockholders’ Deficit

The Company has 20,000,000 shares of $0.001 par value preferred stock authorized.

During the year ended April 30, 2012, the Company issued 600,000 shares of Series A convertible preferred stock to a related party in payment of an outstanding debt.  The Series A convertible preferred shares are convertible into ten common voting shares and carry voting rights on the basis of 100 votes per share with rights and preferences being decided by the Board of Directors of the Company.

During the year ended April 30, 2012, the Company issued 500,000 shares of Series B convertible preferred stock in the acquisition of Long Canyon (see Note 1).  The Series B convertible preferred shares are convertible into ten common voting shares and carry no voting rights.

7. Contingencies and Commitments

(a)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company.  The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

The Company has the following commitments as of July 31, 2013:

a)
Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a three year term. From April 2011 to April 2012, the Company paid EMAC a monthly fee of $2,750 for administration services, office rent and telephone expenses.  Commencing May 1, 2012, the monthly fee is $ 3,750. Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement with Delbert G. Blewett signed on April 30, 2011.  The Company pays Blewett a Director’s fee of $2,500 per month and office rent of $250 per month.  The fees may be paid in cash and or with common stock.

c)
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

d)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $350,000 and 425,000 shares of Series B preferred stock, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of July 31, 2013, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013. There was no additional cost or consideration related to the extension of this option.

e)
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

8. Recent Accounting Pronouncements

There were no new accounting pronouncements issued during quarter ended July 31, 2013 and through the date these condensed consolidated financial statements were available to be issued that the Company believes are applicable to or would have a material impact on the condensed consolidated financial statements of the Company.

9. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events and determined that no events occurred after July 31, 2013 which would have a material impact on the Company’s financial results or require disclosure.

Item 2.                       Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Canyon Gold Corp. (“Canyon Gold” or the “Company”) was incorporated in the State of Delaware on May 27, 1998.  Our present holdings of mining claims and leases are located in the State of Nevada.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mining company, which is defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.

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

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of July 31, 2013, the option had not been exercised.  The Company and EMAC have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013. There was no additional cost or consideration related to the extension of this option.

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

Our principal executive office is located at 101 Convention Center Dr, Suite. 700 Las Vegas, Nevada 89109, telephone 1-(888) 788-0986.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.  The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Our website address is http://www.canyongoldexploration.com

Information on or accessed through our website is not incorporated into this Quarterly Report on Form 10-Q and is not a part of this Form 10-Q.

Industry Segments

We consider our operations to be conducted in one industry segment, the exploration and development of mineral lease claims.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  At July 31, 2013, the Company has no revenues to date, has accumulated losses of $1,066,118 since inception on June 19, 2008 and a working capital deficit of $1,173,298, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

For the three months ended July 31, 2013 compared to the three months ended July 31, 2012.

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for either three month period ended July 31, 2013 or 2012.

Our total operating expenses increased from $111,974 in the three months ended July 31, 2012 to $120,723 in the three months ended July 31, 2013.  The increase in the first three months of the current fiscal year was due primarily to increases in our general and administrative expenses.  Our general and administrative expenses increased from $12,696 in the first three months of fiscal 2013 to $65,310 in the first three months of the current fiscal year as a result of increased public relations and other costs related to being a publicly reporting company.  The increase in our general and administrative expenses was partially offset by decreases in our professional fees and exploration costs, with such decreases resulting primarily from the timing of the incurring of these expenses.

Our other expense, comprised of interest expense, increased from $0 in the first three months of fiscal 2013 to $7,062 in the first three months of the current fiscal year.  The increase in the current fiscal year is due primarily to new debt issued during the latter part of last year and in the current year.  A substantial portion of our interest expense is incurred to related parties.

As a result, our net loss increased from $111,974 in the first three months of fiscal year 2013 to $127,785 in the first three months of the current fiscal year.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At July 31, 2013, we had total current assets of $1,101 (cash of $576) and total current liabilities of $1,174,399, resulting in a working capital deficiency of $1,173,298.  A significant portion of our current liabilities is comprised of amounts due related parties: accrued interest payable – related parties of $47,034; convertible notes payable – related parties of $156,000; notes payable – related parties of $79,656; and payables – related parties of $639,190.  We anticipate that in the short-term, operating funds will continue to be provided by related parties.

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party. At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.  As of July 31, 2013, the convertible note payable due to a related party had a principal balance of $101,000.  We have calculated imputed interest on this note at an annual rate of 9%.

As of July 31, 2013, we had an additional $55,000 of convertible notes payable due to related parties.  These convertible notes bear no interest and are convertible at a price of $0.10 per share.  We have calculated imputed interest on these notes at an annual rate of 9%.

As of July 31, 2013, we had three notes payable to related parties totaling $79,656, $47,500 of which was received in June 2013.  The notes bear interest at an annual rate of 6% and mature in September 2013, December 2013 and March 2014.

As of July 31, 2013, we had a convertible note payable to a non-related party in the amount of $100,000, bearing no interest.  The note is only convertible into our common stock at a price of $0.125 per share.  We have calculated imputed interest on this note at an annual rate of 9%.

As of July 31, 2013, we had a convertible note payable to a non-related party in the amount of $25,010, bearing interest at an annual rate of 6%.  The note is convertible into 250,000 shares of our common stock at a price of $0.10 per share.

All convertible notes payable are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.   As of July 31, 2013, none of the convertible notes payable have been converted and, therefore, are in default.

There is currently no determinable and active market value for our common stock.  Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the three months ended July 31, 2013, we used net cash in operating activities of $47,727, as a result of our net loss of $127,785, partially offset by imputed interest on convertible notes payable of $5,760, decrease in prepaid expenses of $1,575, and increases in accounts payable of $49,479, accrued interest payable of $375, accrued interest payable – related parties of $927, and payables – related parties of $22,242.

During the three months ended July 31, 2012, we used net cash in operating activities of $39,730, as a result of our net loss of $111,974, partially offset by a decrease in prepaid expenses of $29,946, and increases in accounts payable of $21,885 and payables – related parties of $20,413.

During the three months ended July 31, 2013 and 2012, we had no cash provided by or used in investing activities.

During the three months ended July 31, 2013, net cash provided by financing activities was $47,500, comprised of proceeds from a note payable – related party.  During the three months ended July 31, 2012, we had no net cash provided by or used in financing activities.

We have not realized any revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from directors and other stockholders.

We believe a related party will provide sufficient funds to carry on general operations in the near term.  We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to complete our exploration program.  We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.

As of July 31, 2013, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Critical Accounting Policies

Exploration Costs

Since we are deemed to be in the exploration stage, all sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months ended July 31, 2013 and 2012.

Non-Monetary Transactions

All issuances of our common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Comprehensive Loss

We have no component of other comprehensive income. Accordingly, net loss equals comprehensive loss for the three months ended July 31, 2013 and 2012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

We provide for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  Our predecessor operated as entity exempt from federal and state income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

Our condensed consolidated financial statements are prepared using the accrual method of accounting and accounting principles generally accepted in the United States of America.  We have adopted an April 30 fiscal year end.

Revenue Recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.  Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended July 31, 2013 and through the date our condensed consolidated financial statements were available to be issued that we believe are applicable to or would have a material impact on our condensed consolidated financial statements.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3.                      Defaults Upon Senior Securities

This item is not applicable.

Item 4.                      Mine Safety Disclosure

This item is not applicable.

Item 5.                      Other Information

This item is not applicable.

Item 6.                      Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 INS*	XBRL Instance Document
101SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Exchange Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON GOLD CORP.

Date: September 10, 2013	By: /S/ Delbert G. Blewett
Delbert G. Blewett
Chief Executive Officer
Acting Chief Financial Officer