Form 10-Q
period 2013-10-31
CANYON GOLD CORP.
filed 2013-12-13
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to _______

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

As of December 13, 2013, there were 29,816,702 shares of the registrant’s common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2013

PART  I   —   FINANCIAL INFORMATION

Item 1.          Financial Statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	October 31, 2013	April 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$-	$503
Prepaid expenses	5,500	2,100

Total current assets	5,500	2,603

Mineral claims	37,820	37,820

Total assets	$43,320	$40,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$91,599	$76,767
Accrued interest payable	1,638	888
Accrued interest payable – related parties	48,371	46,107
Convertible notes payable	125,010	125,010
Convertible notes payable – related parties	156,000	156,000
Notes payable – related parties	88,656	32,156
Payables – related parties	513,165	616,948

Total current liabilities	1,024,439	1,053,876

Total liabilities	1,024,439	1,053,876

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 29,816,702 and 28,116,702 shares issued and outstanding, respectively	2,982	2,812
Additional paid-in capital	103,308	(78,042)
Deficit accumulated during the exploration stage	(1,087,519)	(938,333)

Total stockholders’ deficit	(981,119)	(1,013,453)

Total liabilities and stockholders’ deficit	$43,320	$40,423

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		From Inception on June 19, 2008 through October 31,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	15,436	13,693	80,746	26,389	347,546
Management and administrative fees	10,500	10,500	21,000	21,000	125,153
Professional fees	12,495	14,883	40,833	57,115	235,883
Directors’ fees	7,500	7,500	15,000	15,000	184,000
Exploration costs	1,625	4,065	10,700	43,111	181,884

Total expenses	47,556	50,641	168,279	162,615	1,074,466

Loss from operations	(47,556)	(50,641)	(168,279)	(162,615)	(1,074,466)

Other income (expense):
Interest expense	(8,845)	(11,985)	(15,907)	(11,985)	(48,053)
Gain on settlement of debt	35,000	-	35,000	-	35,000

Total other income (expense)	26,155	(11,985)	19,093	(11,985)	(13,053)

Loss before income taxes	(21,401)	(62,626)	(149,186)	(174,600)	(1,087,519)

Provision for income taxes	-	-	-	-	-

Net loss	$(21,401)	$(62,626)	$(149,186)	$(174,600)	$(1,087,519)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	28,264,528	28,116,702	28,190,615	28,116,702

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,		From Inception on June 19, 2008 through October 31,
	2013	2012	2013

Cash flows from operating activities:
Net loss	$(149,186)	$(174,600)	$(1,087,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	11,520	11,985	41,768
Gain on settlement of debt	(35,000)	-	(35,000)
Common stock issued for services	-	-	48,165
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(3,400)	28,611	14,803
Increase in loans receivable	-	-	(15,000)
Increase in accounts payable	49,832	26,755	114,187
Increase in accrued interest payable	750	-	1,638
Increase in accrued interest payable – related parties	2,264	-	3,274
Increase in payables – related parties	66,217	34,788	377,964

Net cash used in operating activities	(57,003)	(72,461)	(535,720)

Cash flows from investing activities:
Cash received from reverse acquisition	-	-	29,973
Purchase of mineral claims	-	-	(19,990)

Net cash provided by investing activities	-	-	9,983

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	49,771
Proceeds from notes payable – related parties	56,500	25,010	88,656
Proceeds from convertible notes payable	-	-	25,010
Proceeds from convertible notes payable – related parties	-	-	418,300
Payments on convertible debt	-	-	(56,000)

Net cash provided by financing activities	56,500	25,010	525,737

Net decrease in cash	(503)	(47,451)	-

Cash at beginning of period	503	50,434	-

Cash at end of period	$-	$2,983	$-

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
October 31, 2013
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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2013, the Company has no revenues, has accumulated losses of $1,087,519 since inception on June 19, 2008 and a working capital deficit of $1,018,939 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2013 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2013, the consolidated results of its operations for the three months and six months ended October 31, 2013 and 2012, and its consolidated cash flows for the six months ended October 31, 2013 and 2012.  The results of operations for the three months and six months ended October 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2014.

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

In August 2013, the Company paid $6,600 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2013, $5,500 of which were recognized as prepaid expenses as of October 31, 2013.

In August 2012, the Company paid $6,300 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2012, $2,100 of which were recognized as prepaid expenses as of April 30, 2013.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

4. Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its secretary executed on April 30, 2011, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by both the secretary and the related party on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  Consideration for this acquisition is to be $350,000 cash and 425,000 Series B preferred shares.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of October 31, 2013, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013.

As of October 31, 2013 and April 30, 2013, the Company had payable balances due to related parties totaling $513,165 and $616,948, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	October 31, 2013	April 30, 2013

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$101,000	$101,000

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	25,000	25,000

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	30,000	30,000

	$156,000	$156,000

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party.  At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.

All convertible notes payable – related parties are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2013, neither of these convertible notes had been converted and therefore all are in default.

There is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties consisted of the following at:

	October 31, 2013	April 30, 2013

Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656

Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500

Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	-

Note payable to related party, with interest at 6% per annum, due February 1, 2014	9,000	-

	$88,656	$32,156

Accrued interest payable – related parties was $48,371 and $46,107 at October 31, 2013 and April 30, 2013, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	October 31, 2013	April 30, 2013

Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$100,000	$100,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	25,010	25,010

	$125,010	$125,010

All convertible notes payable are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2013, neither of these convertible notes had been converted and therefore all are in default.

There is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

Accrued interest payable was $1,638 and $888 at October 31, 2013 and April 30, 2013, respectively.

6. Stockholders’ Deficit

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized.

In October 2013, the Company issued a total of 1,700,000 shares of its common stock in payment of payables – related parties of $170,000, or $0.10 per share.  In accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees, the Company recorded the fair value of the common shares issued based on the fair value of the services rendered.  Since there is currently no determinable and active market for the Company’s common stock, the Company determined the value of the services rendered, which services were generally provided pursuant to written agreements with related parties, was more reliably measurable.

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

The Company has the following commitments as of October 31, 2013:

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

d)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $350,000 and 425,000 shares of Series B preferred stock, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of October 31, 2013, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013. There was no additional cost or consideration related to the extension of this option.

8. Recent Accounting Pronouncements

There were no new accounting pronouncements issued during quarter ended October 31, 2013 and through the date these condensed consolidated financial statements were available to be issued that the Company believes are applicable to or would have a material impact on the condensed consolidated financial statements of the Company.

9. Supplemental Statement of Cash Flows Information

During the six months ended October 31, 2013 and 2012, the Company paid no amounts for interest or income taxes.

During the six months ended October 31, 2013, the Company increased common stock by $170, increased additional paid-in capital by $169,830 and decreased payables – related parties by $170,000.

During the six months ended October 31, 2012, the Company had no non-cash investing or financing activities.

10. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after October 31, 2013 which would have a material impact on the Company’s financial results or require disclosure.

On June 10, 2013, the Company entered into a Consulting Contract (“Contract”) to retain Worldwide PR News, a New York based consulting and public relations firm (“Worldwide PR”).  Under the terms of the Contract, the Company was to pay Worldwide PR a total of $150,000 for a six-month consulting program.  On November 7, 2013, the parties entered into a Settlement Agreement and Mutual Release to cancel the Contract.  Prior to the cancellation, the Company paid $25,000 to Worldwide PR.  As a result of the cancelation of the Contract, the Company recorded a gain on settlement of debt of $35,000 for the three months and six months ended October 31, 2013.

In November 2013, the Company issued 25,000 shares of its common stock to a related party creditor, which shares had been previously cancelled in error.

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

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of October 31, 2013, the option had not been exercised.  The Company and EMAC have from time to time entered into extension agreements and the option has currently been extended to December 31, 2013. There was no additional cost or consideration related to the extension of this option.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  At October 31, 2013, the Company has no revenues to date, has accumulated losses of $1,087,519 since inception on June 19, 2008 and a working capital deficit of $1,018,939, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

For the three months and six months ended October 31, 2013 compared to the three months and six months ended October 31, 2012.

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for either three month or six months period ended October 31, 2013 or 2012.

Our total operating expenses decreased from $50,641 in the three months ended October 31, 2012 to $47,556 in the three months ended October 31, 2013, and increased from $162,615 in the six months ended October 31, 2012 to $168,279 in the six months ended October 31, 2013.  The decrease in the three months ended October 31, 2013 was due primarily to decreases in professional fees and exploration costs, partially offset by an increase in general and administrative expenses.  The increase in the six months ended October 31, 2013 was due primarily to increases in general and administrative expenses, partially offset by decreases in professional fees and exploration costs.

Our other expense, comprised of interest expense, decreased from $11,985 in the three months ended October 31, 2012 to $8,845 in the three months ended October 31, 2013, and increased from $11,985 in the six months ended October 31, 2012 to $15,907 in the six months ended October 31, 2013.  The increase on a year-to-date basis in the current fiscal year is due primarily to new debt issued during the latter part of last year and in the current year.  A substantial portion of our interest expense is incurred to related parties.

Our other income, comprised of the gain on settlement of debt for the three months and six months ended October 31, 2013, resulted from the cancelation of a contract for consulting and public relations services.

As a result, our net loss decreased from $62,626 in the three months ended October 31, 2012 to $21,401 in the three months ended October 31, 2013, and decreased from $174,600 in the six months ended October 31, 2012 to $149,186 in the six months ended October 31, 2013.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At October 31, 2013, we had total current assets of $5,500 (cash of $0) and total current liabilities of $1,024,439, resulting in a working capital deficiency of $1,018,939.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $48,371; convertible notes payable – related parties of $156,000; notes payable – related parties of $88,656; and payables – related parties of $513,165.  We anticipate that in the short-term, operating funds will continue to be provided by related parties.

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party. At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.  As of October 31, 2013, the convertible note payable due to a related party had a principal balance of $101,000.  We have calculated imputed interest on this note at an annual rate of 9%.

As of October 31, 2013, we had an additional $55,000 of convertible notes payable due to related parties.  These convertible notes bear no interest and are convertible at a price of $0.10 per share.  We have calculated imputed interest on these notes at an annual rate of 9%.

As of October 31, 2013, we had four notes payable to related parties totaling $88,656, $9,000 of which was received in August 2013.  The notes bear interest at an annual rate of 6% and mature in September 2013, December 2013, February 2014 and March 2014.

As of October 31, 2013, we had a convertible note payable to a non-related party in the amount of $100,000, bearing no interest.  The note is only convertible into our common stock at a price of $0.125 per share.  We have calculated imputed interest on this note at an annual rate of 9%.

As of October 31, 2013, we had a convertible note payable to a non-related party in the amount of $25,010, bearing interest at an annual rate of 6%.  The note is convertible into 250,000 shares of our common stock at a price of $0.10 per share.

All convertible notes payable are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.   As of October 31, 2013, none of the convertible notes payable have been converted and, therefore, are in default.

There is currently no determinable and active market value for our common stock.  Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the six months ended October 31, 2013, we used net cash in operating activities of $57,003, as a result of our net loss of $149,186, gain on settlement of debt of $35,000 and an increase in prepaid expenses of $3,400, partially offset by imputed interest on convertible notes payable of $11,520, and increases in accounts payable of $49,832, accrued interest payable of $750, accrued interest payable – related parties of $2,264, and payables – related parties of $66,217.

During the six months ended October 31, 2012, we used net cash in operating activities of $72,461, as a result of our net loss of $174,600, partially offset by imputed interest on convertible notes payable of $11,985, a decrease in prepaid expenses of $28,611, and increases in accounts payable of $26,755 and payables – related parties of $34,788.

During the six months ended October 31, 2013 and 2012, we had no cash provided by or used in investing activities.

During the six months ended October 31, 2013 and 2012, net cash provided by financing activities was $56,500 and $25,010, respectively, comprised of proceeds from notes payable – related party.

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

As of October 31, 2013, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months ended October 31, 2013 and 2012.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non Employees, where the equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Comprehensive Loss

We have no component of other comprehensive income. Accordingly, net loss equals comprehensive loss for the three months and six months ended October 31, 2013 and 2012.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended October 31, 2013 and through the date our condensed consolidated financial statements were available to be issued that we believe are applicable to or would have a material impact on our condensed consolidated financial statements.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

In October 2013, we issued a total of 1,700,000 shares of common stock in payment of payables – related parties of $170,000, or $0.10 per share.  The Company recorded the fair value of the common shares issued based on the fair value of the services rendered.  The shares were issued in a private, isolated transaction to a person familiar with and having knowledge of the Company’s business.  The issuance was made in reliance on an exemption from registration under the Securities Act of 1933 provided by Section 4(a)(2) of the Act. No form of solicitation document was used in connection with the transaction.  The shares of common stock are considered restricted securities and certificates representing the shares must contain a legend restricting further transfer unless the shares are first registered or qualify for an exemption.

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

CANYON GOLD CORP.

Date: December 13, 2013	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer