Form 10-Q
period 2014-01-31
CANYON GOLD CORP.
filed 2014-03-12
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

As of March 6, 2014, there were 29,816,702 shares of the registrant’s common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2014

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	January 31, 2014	April 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$-	$503
Prepaid expenses	3,850	2,100

Total current assets	3,850	2,603

Mineral claims	37,820	37,820

Total assets	$41,670	$40,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$111,908	$76,767
Accrued interest payable	2,014	888
Accrued interest payable – related parties	49,708	46,107
Convertible notes payable	125,010	125,010
Convertible notes payable – related parties	156,000	156,000
Notes payable – related parties	88,656	32,156
Payables – related parties	546,230	616,948

Total current liabilities	1,079,526	1,053,876

Total liabilities	1,079,526	1,053,876

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 29,816,702 and 28,116,702 shares issued and outstanding, respectively	2,982	2,812
Additional paid-in capital	109,068	(78,042)
Deficit accumulated during the exploration stage	(1,150,016)	(938,333)

Total stockholders’ deficit	(1,037,856)	(1,013,453)

Total liabilities and stockholders’ deficit	$41,670	$40,423

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		From Inception on June 19, 2008 through January 31, 2014
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	11,224	63,185	91,970	100,686	358,770
Management and administrative fees	18,000	20,235	39,000	30,126	143,153
Professional fees	16,168	6,801	57,001	63,916	252,051
Directors’ fees	7,500	82,500	22,500	97,500	191,500
Exploration costs	1,650	26,575	12,350	69,686	183,534

Total expenses	54,542	199,296	222,821	361,914	1,129,008

Loss from operations	(54,542)	(199,296)	(222,821)	(361,914)	(1,129,008)

Other income (expense):
Interest expense	(8,955)	(6,585)	(24,862)	(18,571)	(57,008)
Gain on settlement of debt	1,000	-	36,000	-	36,000

Total other income (expense)	(7,955)	(6,585)	11,138	(18,571)	(21,008)

Loss before income taxes	(62,497)	(205,881)	(211,683)	(380,485)	(1,150,016)

Provision for income taxes	-	-	-	-	-

Net loss	$(62,497)	$(205,881)	$(211,683)	$(380,485)	$(1,150,016)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	29,816,702	28,116,702	28,732,644	28,116,702

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,		From Inception on June 19, 2008 through January 31, 2014
	2014	2013

Cash flows from operating activities:
Net loss	$(211,683)	$(380,485)	$(1,150,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	17,280	18,360	47,528
Gain on settlement of debt	(36,000)	-	(36,000)
Common stock issued for services	-	-	48,165
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,750)	31,086	16,453
Increase in loans receivable	-	-	(15,000)
Increase in accounts payable	71,141	23,332	135,496
Increase in accrued interest payable	1,126	-	2,014
Increase in accrued interest payable – related parties	3,601	211	4,611
Increase in payables – related parties	99,282	207,677	411,029

Net cash used in operating activities	(57,003)	(99,819)	(535,720)

Cash flows from investing activities:
Cash received from reverse acquisition	-	-	29,973
Purchase of mineral claims	-	-	(19,990)
Net cash provided by investing activities	-	-	9,983

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	49,771
Proceeds from notes payable – related parties	56,500	24,656	88,656
Proceeds from convertible notes payable	-	-	25,010
Proceeds from convertible notes payable – related parties	-	25,011	418,300
Payments on convertible debt	-	-	(56,000)

Net cash provided by financing activities	56,500	49,667	525,737

Net decrease in cash	(503)	(50,152)	-

Cash at beginning of period	503	50,434	-

Cash at end of period	$-	$282	$-

See notes to condensed consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
January 31, 2014
(Unaudited)

1. Nature of Operations and Continuation of Business

Canyon Gold Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998 as Mayne International Ltd.  On September 5, 2000, the Company changed its name to Black Dragon Entertainment, Inc.  On July 31, 2002, the Company changed its name to Vita Biotech Corporation.  On May 27, 2004, the Company changed its name to August Energy Corp. and, subsequently on April 17, 2011, the Company changed its name to Canyon Gold Corp.

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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2014, the Company has no revenues, has accumulated losses of $1,150,016 since inception on June 19, 2008 and a working capital deficit of $1,075,676 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2014, the consolidated results of its operations for the three months and nine months ended January 31, 2014 and 2013, and its consolidated cash flows for the nine months ended January 31, 2014 and 2013.  The results of operations for the three months and nine months ended January 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2014.

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

In August 2013, the Company paid $6,600 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2013, $3,850 of which were recognized as prepaid expenses as of January 31, 2014.

In August 2012, the Company paid $6,300 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2012, $2,100 of which were recognized as prepaid expenses as of April 30, 2013.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

4. Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its secretary executed on April 30, 2011, a Service Agreement between the Company and its Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by both the secretary and the related party on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of January 31, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to May 31, 2014.  Consideration for this acquisition is to be $900,000 cash.

As of January 31, 2014 and April 30, 2013, the Company had payable balances due to related parties totaling $546,230 and $616,948, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	January 31, 2014	April 30, 2013
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$101,000	$101,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	25,000	25,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	30,000	30,000

	$156,000	$156,000

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party.  At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.

All convertible notes payable – related parties are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2014, neither of these convertible notes had been converted and therefore all are in default.

There is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties consisted of the following at:

	January 31, 2014	April 30, 2013
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	-
Note payable to related party, with interest at 6% per annum, due February 1, 2014	9,000	-

	$88,656	$32,156

Accrued interest payable – related parties was $49,708 and $46,107 at January 31, 2014 and April 30, 2013, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	January 31, 2014	April 30, 2013
Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$100,000	$100,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	25,010	25,010

	$125,010	$125,010

All convertible notes payable are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2014, neither of these convertible notes had been converted and therefore all are in default.

There is currently no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to the Company’s convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

Accrued interest payable was $2,014 and $888 at January 31, 2014 and April 30, 2013, respectively.

6. Stockholders’ Deficit

The Company has 20,000,000 shares of $0.0001 par value preferred stock and 200,000,000 shares of $0.001 par value common stock authorized.

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

(c)	Commitments

The Company has the following commitments as of January 31, 2014:

a)	Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a three year term. From April 2011 to April 2012, the Company paid EMAC a monthly fee of $2,750 for administration services, office rent and telephone expenses. Commencing May 1, 2012, the monthly fee is $ 3,750. Extraordinary expenses are invoiced by EMAC on a quarterly basis. The fee may be paid in cash and or with common stock.

b)	Service Agreement with Delbert G. Blewett signed on April 30, 2011. The Company pays Blewett a Director’s fee of $2,500 per month. The fees may be paid in cash and or with common stock.

c)	Service Agreement with Stephen M. Studdert signed on December 6, 2012. The Company pays Studdert a fee based on quarterly invoices submitted by Studdert and approved by the Board of Dierectors. The fees may be paid in cash and or with common stock.

d)	In May 2012, the Company agreed to compensate the following for future services: Delbert G. Blewett, then President of Canyon Gold, Harold Schneider then President of Long Canyon and Alex Burton, Vice-President of the Advisory and Exploration Committee, whereby each shall receive 250,000 common voting shares of the Company. These shares shall be issued within 30 days from the first day of trading of the Company’s shares on the OTC Bulletin Board.

e)	On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $900,000 cash, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims. The option agreement stated the option must be exercised by May 31, 2012. As of January 31, 2014, the option had not been exercised. The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to May 31, 2014. There was no additional cost or consideration related to the extension of this option.

On June 10, 2013, the Company entered into a Consulting Contract (“Contract”) to retain Worldwide PR News, a New York based consulting and public relations firm (“Worldwide PR”).  Under the terms of the Contract, the Company was to pay Worldwide PR a total of $150,000 for a six-month consulting program.  On November 7, 2013, the parties entered into a Settlement Agreement and Mutual Release to cancel the Contract.  Prior to the cancellation, the Company paid $25,000 to Worldwide PR.  As a result of the cancelation of the Contract, the Company recorded a gain on settlement of debt of $35,000 for nine months ended January 31, 2014.

8. Recent Accounting Pronouncements

There were no new accounting pronouncements issued during quarter ended January 31, 2014 and through the date these condensed consolidated financial statements were available to be issued that the Company believes are applicable to or would have a material impact on the condensed consolidated financial statements of the Company.

9. Supplemental Statement of Cash Flows Information

During the nine months ended January 31, 2014 and 2013, the Company paid no amounts for interest or income taxes.

During the nine months ended January 31, 2014, the Company increased common stock by $170, increased additional paid-in capital by $169,830 and decreased payables – related parties by $170,000.

During the nine months ended January 31, 2013, the Company had no non-cash investing or financing activities.

10. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after January 31, 2013 which would have a material impact on the Company’s financial results or require disclosure.

On February 5, 2014, the Company received proceeds of $25,000 from a Convertible Loan Agreement.  The loan is interest free, and the Company and the lender agreed that the loan would be converted into a total of 500,000 common shares of the Company on or before July 31, 2014.

On February 13, 2014, the Company entered into a Convertible Promissory Note with an institutional investor (“investor”) for $42,500, which bears interest at an annual rate of 8% and matures on November 18, 2014.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company will have no right of prepayment.

A majority of shareholders of the Company holding 82.95% of the Company’s voting stock approved a 20:1 reverse stock split on February 20, 2014.  On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split effective April 4, 2014.  On March 10, 2014, FINRA confirmed the effective date of the reverse split as the opening of business on April 4, 2014.

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

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of January 31, 2014, the option had not been exercised.  The Company and EMAC have from time to time entered into extension agreements and the option has currently been extended to May 31, 2014. There was no additional cost or consideration related to the extension of this option.

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

Our principal executive office is located at 101 Convention Center Dr., Suite 700 Las Vegas, Nevada 89109, telephone 1-(888) 788-0986.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.  The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  At January 31, 2014, the Company has no revenues to date, has accumulated losses of $1,150,016 since inception on June 19, 2008 and a working capital deficit of $1,075,676, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2014 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

For the three months and nine months ended January 31, 2014 compared to the three months and nine months ended January 31, 2013.

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for either the three months or nine months ended January 31, 2014 or 2013.

Our total operating expenses decreased from $199,296 in the three months ended January 31, 2013 to $54,542 in the three months ended January 31, 2014, and decreased from $361,914 in the nine months ended January 31, 2013 to $222,821 in the nine months ended January 31, 2014.  The decreases were due primarily to decreases in directors’ fees, general and administrative expenses and exploration costs.

Our other expense, comprised of interest expense, increased from $6,585 in the three months ended January 31, 2013 to $8,955 in the three months ended January 31, 2014, and increased from $18,571 in the nine months ended January 31, 2013 to $24,862 in the nine months ended January 31, 2014.  The increase in interest expense is due primarily to new debt issued during the latter part of last year and in the current year.  A substantial portion of our interest expense is incurred to related parties.

Our other income, comprised of the gain on settlement of debt was $1,000 for the three months ended January 31, 2014 and $36,000 for the nine months ended January 31, 2014.  Of the $36,000 gain on settlement of debt for the nine months ended January 31, 2014, $35,000 resulted from the cancelation of a contract for consulting and public relations services.

As a result, our net loss decreased from $205,881 in the three months ended January 31, 2013 to $62,497 in the three months ended January 31, 2014, and decreased from $380,485 in the nine months ended January 31, 2013 to $211,683 in the nine months ended January 31, 2014.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At January 31, 2014, we had total current assets of $3,850 (cash of $0) and total current liabilities of $1,079,526, resulting in a working capital deficiency of $1,075,676.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $49,708; convertible notes payable – related parties of $156,000; notes payable – related parties of $88,656; and payables – related parties of $546,230.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

On February 5, 2014, we received proceeds of $25,000 from a Convertible Loan Agreement.  The loan is interest free, and the Company and the lender agreed that the loan would be converted into a total of 500,000 common shares of the Company on or before July 31, 2014.

On February 13, 2014, we entered into a Convertible Promissory Note with an institutional investor (“investor”) for $42,500, which bears interest at an annual rate of 8% and matures on November 18, 2014.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of our common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for our common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, we may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, we will have no right of prepayment.

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party. At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.  As of January 31, 2014, the convertible note payable due to a related party had a principal balance of $101,000.  We have calculated imputed interest on this note at an annual rate of 9%.

As of January 31, 2014, we had an additional $55,000 of convertible notes payable due to related parties.  These convertible notes bear no interest and are convertible at a price of $0.10 per share.  We have calculated imputed interest on these notes at an annual rate of 9%.

As of January 31, 2014, we had four notes payable to related parties totaling $88,656, $9,000 of which was received in August 2013.  The notes bear interest at an annual rate of 6% and mature in September 2013, December 2013, February 2014 and March 2014.

As of January 31, 2014, we had a convertible note payable to a non-related party in the amount of $100,000, bearing no interest.  The note is only convertible into our common stock at a price of $0.125 per share.  We have calculated imputed interest on this note at an annual rate of 9%.

As of January 31, 2014, we had a convertible note payable to a non-related party in the amount of $25,010, bearing interest at an annual rate of 6%.  The note is convertible into 250,000 shares of our common stock at a price of $0.10 per share.

All convertible notes payable are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2014, none of the convertible notes payable have been converted and, therefore, are in default.

There is currently no determinable and active market value for our common stock.  Accordingly, no beneficial conversion feature or derivative liabilities are determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the nine months ended January 31, 2014, we used net cash in operating activities of $57,003, as a result of our net loss of $211,683, gain on settlement of debt of $36,000 and an increase in prepaid expenses of $1,750, partially offset by imputed interest on convertible notes payable of $17,280, and increases in accounts payable of $71,141, accrued interest payable of $1,126, accrued interest payable – related parties of $3,601, and payables – related parties of $99,282.

During the nine months ended January 31, 2013, we used net cash in operating activities of $99,819, as a result of our net loss of $380,485, partially offset by imputed interest on convertible notes payable of $18,360, a decrease in prepaid expenses of $31,086, and increases in accounts payable of $23,332, accrued interest payable – related parties of $211, and payables – related parties of $207,677.

During the nine months ended January 31, 2014 and 2013, we had no cash provided by or used in investing activities.

During the nine months ended January 31, 2014, net cash provided by financing activities was $56,500, comprised of proceeds from notes payable – related parties.  During the nine months ended January 31, 2013, net cash provided by financing activities was $49,667, comprised of proceeds from notes payable – related parties of $24,656 and proceeds from convertible notes payable – related parties of $25,011.

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

As of January 31, 2014, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months and nine months ended January 31, 2014 and 2013.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months and nine months ended January 31, 2014 and 2013.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended January 31, 2014 and through the date our condensed consolidated financial statements were available to be issued that we believe are applicable to or would have a material impact on our condensed consolidated financial statements.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2014, we issued no unregistered shares of our common stock.

Item 3.                      Defaults Upon Senior Securities

This item is not applicable.

Item 4.                      Mine Safety Disclosure

This item is not applicable.

Item 5.                      Other Information

A majority of shareholders of the Company holding 82.95% of the Company’s voting stock approved a 20:1 reverse stock split on February 20, 2014.  On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split effective April 4, 2014.  On March 10, 2014, FINRA confirmed the effective date of the reverse split as the opening of business on April 4, 2014.

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

CANYON GOLD CORP.

Date: March 12, 2014	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer