Form 10-K
period 2014-04-30
CANYON GOLD CORP.
filed 2014-07-29
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ]                      Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2014

   [    ]                      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54851

CANYON GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Convention Center Drive Suite. 700 Las Vegas, Nevada	89109
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(888) 788-0986

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

The number of shares of the registrant’s common stock outstanding as of July 29, 2014 was 20,798,976

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CANYON GOLD CORP.
TABLE OF CONTENTS
		Page
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	19

Item 1B.	Unresolved Staff Comments	19

Item 2.	Properties	19

Item 3.	Legal Proceedings	19

Item 4.	Mine Safety Disclosures	19

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6.	Selected Financial Data	21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 8.	Financial Statements and Supplementary Data	26

Item 9.	Changes in and Disagreements with Accountants on Accounting and 26Financial Disclosure	26

Item 9A.	Controls and Procedures	26

Item 9B	Other Information	27

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	27

Item 11.	Executive Compensation	30

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions and Director Independence	31

Item 14.	Principal Accounting Fees and Services	33

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	35

	Signatures	36

	As used in this report, unless otherwise indicated, “we”, “us”, “our”, “Canyon Gold” and the “company” refer to Canyon Gold Corp.

PART  I

Item 1.              Business

Canyon Gold Corp. presently holds mining claims and leases located in the State of Nevada.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mineral company defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.

In July 2011, we acquired 100% of the outstanding capital stock of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada, formerly Ferguson Holdings Ltd. (“Long Canyon”), whereby Long Canyon became our wholly owned subsidiary.  Canyon Gold and Long Canyon own and control a 100% interest in approximately 640 acres of mineral lease properties and/or approximately 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada

In exchange for the acquisition of Long Canyon, we issued to the stockholders of Long Canyon 27,998,699 shares of our common stock and 500,000 Series B preferred shares, which are convertible into a total of 5.0 million of our common shares.  The Series B preferred shares were assigned to DRLLC as consideration for the 30 BLM mineral lease claims previously acquired by Long Canyon from DRLLC. On July 22, 2011, we issued to EMAC, 600,000 Series A preferred shares, convertible into 6.0 million shares of common stock.  The Series A preferred shares satisfied certain payables to EMAC in connection with Long Canyon’s acquisition of mineral claims and certain related party payables. The payables refer to certain executive and administrative services provided to Canyon Gold and Long Canyon.  Also, at the time of the Long Canyon acquisition, Long Canyon and Canyon Gold agreed that the 600,000 Series A preferred shares would be transferred to EMAC in consideration for a payable to EMAC.  The preferred shares are only convertible into common stock starting 12 months after the first day that our common stock is traded on the on the OTC-Bulletin Board, now the OTCQB.

We have engaged Development Resources LLC of American Fork, Utah (“DRLLC”) to conduct preliminary studies of our claims.  We intend to conduct exploration activities on the properties in phases. We plan to explore for gold, silver and other minerals on the property covering an area of approximately 6,890 acres, which includes the acres subject to an option. There can be no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Our principal executive office is located at 101 Convention Center Drive, Suite. 700 Las Vegas, Nevada 89109 telephone (1-888) 788-0986.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada. The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Corporate Name Changes and Stock Split

The company was originally incorporated in the State of Delaware on May 27, 1998 as Mayne International, Inc.  Our corporate name was changed to Black Dragon Entertainment, Inc. on September 5, 2000, then to Vita Biotech Corporation on July 31, 2002, and to August Energy Corp. on May 27, 2004. We changed our corporate name to the current Canyon Gold Corp. on March 21, 2011.

On February 12, 2014, a majority of our stockholders holding 82.95% of the company’s voting stock approved a one share for twenty shares reverse stock split, which became effective on April 4, 2014.  All references to the number of shares of common stock herein will be on a post-split basis, unless otherwise noted.

Recent Events

On April 7, 2014, Canyon Gold entered into an agreement with EMAC Handels AG, to acquire control of a 100% interest in 180 mineral lease claims, situated in six sections in the west section of the new Long Canyon Gold Trend of the Pequop Mountains area of Elko County, Nevada.  The company anticipates the preparation of a NI 43.101 Technical Report in the near future.  Contingent upon the results of that report and as necessary funding becomes available, we expect to commence an exploration program on the property for possible gold and silver mineralization deposits.

The acquisition of the claims was facilitated through our wholly owned subsidiary, Long Canyon.  Consideration for the claims was the issuance to EMAC of 12,000,000 shares of Canyon Gold’s authorized, but previously unissued common stock (post-split) valued at $0.04 per share.  EMAC will retain a 3% Net Smelter Royalty on the claims.

Pursuant to the agreement, Canyon Gold will take all necessary actions to register the claims and to maintain the claims in good standing.  Canyon Gold will also use its best efforts to perform an initial exploration program during 2014.  Canyon Gold will be responsible for all costs and expenses associated with maintaining and exploring the claims.  We intend to contract the services of Development Resources LLC located in American Fork, Utah, to provide the necessary exploration services on the property.  The transaction closed on April 7, 2014.

On May 21, 2014, Canyon Gold entered into an agreement to acquire 100% of the issued and outstanding capital shares of Marshall Thomsen Ltd., a development stage company that intends to produce and distribute medicinal marijuana in Canada. Following the closing of the agreement, Marshall Thomsen Ltd. will become the company’s wholly owned subsidiary. Although Marshall Thomsen has not yet commenced active operations, on May 15, 2014 they applied to Health Canada for a Commercial Production License as a commercial grower of cannabis.

In consideration for the acquisition, the company will issue to the sole shareholder of Marshall Thomsen 1,000,000 shares of Canyon Gold Series “B” preferred convertible non-voting stock. Each Series “B” preferred share is convertible into 10 shares of Canyon Gold voting common stock. The preferred shares will not be convertible until 12 months following Marshall Thomsen receiving the Commercial Production License. Additionally, Marshall Thomsen will be able to earn up to a total of 1,000,000 Series “A” preferred convertible voting shares upon approval and receipt of the Commercial Production License and completion of at least $12,000,000 in new funding. Marshall Thomsen may also be able to earn up to an additional 7,000,000 Series “A” shares by attaining certain future gross sales levels. Each Series “A” share has the voting power of 100 common share votes per share and is convertible into 10 common voting shares. The agreement provides for a closing on or before July 31, 2014.

On April 1, 2014, Canada became the first country to allow the sale, production and exportation of medicinal marijuana through the Internet. Canada's newly created federal policy, Marijuana for Medical Purposes Regulations, will oversee the operation of medicinal marijuana businesses. Under the new system under Canada Health, licensed producers are able to grow an unlimited amount of marijuana product. They must sell the product to patients through an e-commerce website and ship directly, to either the patient's place of residence or doctor's office. The entire process, from seed to sale, must be documented and managed by the licensed vendor. Product must meet stringent quality assurance tests before it can be sold and, if the product does not pass the testing, it must be destroyed. Proof of destruction must be provided if requested by Health Canada and comprehensive records must be kept. There are also strict regulations as to where operations can be located and all employees and members of the management team must complete security clearance checks.

Marshall Thomsen’s business model is to secure contracts with production experts who grow specialized strains of cannabis in small batches at the Marshall Thomsen Production Center, with the goal of producing high quality pharmaceutical grade cannabis. Customers will be acquired through an intensive marketing strategy designed to attract clients to a proprietary e-commerce website. This website will service customers and sell the product. The marketing strategy will focus on promotion in both digital and traditional spaces where permitted by Canadian narcotic advertising law.

Marshall Thomsen has acquired the right to a 20-acre property in the Fraser Valley of British Columbia where it plans to build a production facility. The initial facility is anticipated to be approximately 90,000 square feet and can be expanded. Marshall Thomsen estimates that the initial facility will be capable of producing up to 6 million grams of cannabis per year.

Modular growing operations called PODs will be fully detached production units operated by expert growers, handpicked by management The PODs will operate under the management company’s supervision and internal regulations. The POD model will allow production to quickly react as market share and demand increases. These increases may be sudden and must be managed in both areas of operations. The company will manage all product, production and marketing from seed to sale.

There can be no assurance that Health Canada will issue a Commercial Production License to Marshall Thomsen as a commercial grower of cannabis. If the license is issued, we will need to secure significant new funding to complete the initial production facility and commence full operations. There is no assurance that we will be able to raise the necessary funding on favorable terms, or at all.

Our Strategy

We have assembled a portfolio of exploration and potential exploitation projects in the Long Canyon Gold Trend of the State of Nevada. Our goal is to secure sufficient capital to conduct the business of exploration and mineral project development.  We continue to examine viable mineral leases that could potentially enhance our portfolio.

Current Business

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland. EMAC owns and controls a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allows Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $350,000 and 425,000 shares of Canyon Gold Series B preferred stock.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement. Long Canyon, as our wholly owned subsidiary, retains all rights under the option agreement, but has no obligations regarding the optioned claims until the option is exercised.  On May 31, 2014 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2014.

All of our properties including the claims subject to the option are located in the west section of the new Long Canyon Gold Trend area of Nevada. These properties are located next to other exploration projects owned by other mining companies in the Long Canyon Gold Trend. All of the claims are located in Range 64E, Township 33N., Meridian MDB&M.  We intend to explore the claims for gold and silver mineralization deposits.

In January 2012, DRLLC prepared the preliminary geological report on our properties. Alex Burton of Burton Consulting Inc., was the consulting geologist for DRLLC and conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of his final geology report. Mr. Burton, an exploration geologist and geochemist, has become a member of our advisory board. Titles to the first 30 claims (approximately 640 acres), owned and controlled by us, and the 275 claims subject to the option agreement, have been recorded in the name of DRLLC. DRLLC initially held title to the 305 claims and, pursuant to the agreements with Long Canyon and DRLLC and the option agreement between Long Canyon and EMAC, titles to the claims are to be transferred and registered in the name of Canyon Gold Corp. The title to the first 30 claims has been transferred to Canyon Gold.  As per the terms of the option agreement and extension, title to the remaining 275 claims will be transferred to Canyon Gold within 30 days of the option being exercised.  Upon exercise of the option agreement, of which there can be no assurance, we would own and control approximately 6,890 acres and 305 claims.

Our agreement with DRLLC obligated Long Canyon to pay to DRLLC $30,000 to complete full staking and acquisition of mineral lease claims.   DRLLC would then assign to Long Canyon a 100% interest in the claims, subject to DRLLC holding a 3% Net Smelter Royalty on the claims.  Long Canyon is further obligated to pay all BLM and State of Nevada registration fees and to perform initial exploration work on the claims.  Also, DRLLC will retain a first right of refusal to buy back the claims in the event Long Canyon / Canyon Gold intends to sell the claims.

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

The 180 claims acquired from EMAC Handels AG in April 2014 are in proximity to the Pequop Mountain discovery in the Long Canyon Trend area of Elko County, Nevada. We plan to explore these claims for possible gold deposits similar to the original discovery now owned by New Mont Mining adjacent to the 180 claims. We intend to commission a NI 43.101 Technical Report by a qualified geologist in the near future and as adequate funds permit. Subject to the results of that report, we plan to move aggressively to fully explore the claims with preliminary geologic expectations of a Carlin Type gold deposit similar to the Newmont Pequot discovery.

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

In the event an ore body is discovered as a result of our exploration programs, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using stand-alone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further develop and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the company’s claims and/or leases, we must make annual payments to the Bureau Land Management (“BLM”) and State of Nevada, due in September of each year.  Payment to the BLM is $145 per claim and the State of Nevada is $70 per claim.  We currently own the 30 BLM mineral leases for which we are obligated to make annual payments and, commencing in September 2014, we will be responsible for annual payments on the 180 claims acquired in April 2014.  The annual payments for the 275 claims under option with EMAC are the responsibility of EMAC.  Upon exercise of the option, Canyon Gold will be responsible for these payments.

Phase one of our exploration program, completing a preliminary geological report on our four sections of BLM mineral lease claims, required no permits or bonding, provided there was no surface land disturbance of more than one-third acre.  Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth.  If initial core samples show evidence of gold mineralization, a geological, grid maps will be produced to lay out an extensive drill program to define a potential mineable ore body.  Phase two will require an “Access and Land Use Permit” from the BLM and State of Nevada.  Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas.  We anticipate processing paperwork for the permit and securing the requisite bond will be completed during the third quarter of calendar 2014. This will enable us to obtain the necessary permits to begin phase two during the fourth quarter of calendar 2014.

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

Claims Area

Pictures: Highway 93 South
Entrance to Tobar Road
Claim Area

ELKO - WELLS –
CLAIMS

N
WELLS
Wood Hills
ELKO
Canyon Gold Claims
Snow Water Lake

Scale: 1 Inch = 10 Miles

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

Phase Two – Summer/Fall 2014 – Summer 2015

Premised on and supported by the findings set forth in the final geology report, phase two will proceed with continued exploration and a drill program to confirm mineralization on the target areas from the surface to depth.  Typically, exploration results that will warrant phase two work include:

●	Analysis of surface geochemical sample results with values that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property;

●	Analysis of geophysical anomalies that are suggestive of a mineral deposit considered in the context of the geologic setting of the property; and

●	Interpretation of geological results that is indicative of a favorable setting for a mineral deposit.

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

All core drill samples will be sent to the ALS Chemex Labs for assay results. In the event these first drill core sample assays show substantial gold mineralization, a geological grid map will be produced to lay out an extensive “in-fill” drill program to define a potential mineable ore body. Once an ore body is defined by these drill program, a feasibility report will be produced to prepare and perform an application to all Nevada regulatory agencies for mining operation permits.

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

Item 2.               Description of Property.

We do not presently own any property except for the Claims discussed in Item 1 above.

Item 3.               Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.               Mine Safety Disclosures.

This item is not applicable.
PART II

Item 5               .Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was accepted for quotation on the OTCQB on September 5, 2012 under the symbol “CGCC”. Previously, the shares were quoted on the OTC Pink Market, although there was not an active trading market.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2014.

	High	Low
Fiscal year ended April 30, 2014
First Quarter	$0.55	$0.25
Second Quarter	$0.28	$0.10
Third Quarter	$0.29	$0.081
Fourth Quarter (1)	$0.75	$0.40

Fiscal year ended April 30, 2013
First Quarter	$0.55	$0.55
Second Quarter	$--	$--
Third Quarter	$0.75	$0.45
Fourth Quarter	$0.51	$0.44

(1)  The above quotes for the fourth quarter of fiscal year ended April 30, 2014 reflect and have been adjusted for the reverse stock split on a one share for twenty shares basis, which became effective on April 4, 2014.  All other quotes are on a pre-split basis.

As of July 29, 2014 there were approximately 102 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Rule 144

All of our outstanding common shares were issued in private transactions and considered restricted securities, except for those shares included in our August 2012 registration statement.  Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non-restricted (control) shares. Rule 144 was amended, effective February 15, 2008.

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

Because Canyon Gold was previously classified as a “shell” company, stockholders holding restricted shares of common stock would not be able to rely on Rule 144 until one year after we ceased to be a shell company and filed with the SEC adequate information that we are no longer a shell company.  The information included in our registration statement dated November 10, 2011 is considered adequate information and, accordingly, our stockholders, both affiliates and non-affiliates, became eligible to use Rule 144 after one year from the initial filing of the registration statement.

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

Financial statements included herewith were prepared in consideration of the reverse acquisition between Canyon Gold and Long Canyon and are prepared on a consolidated basis.  The consolidated financial statements include the operating results of Long Canyon and those of Canyon Gold from the date of the acquisition, July 20, 2011, through April 30, 2014.  Share amounts and per share data are depicted on a post-split basis.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  At April 30, 2014, the company has no revenues to date, has accumulated losses of $1,303,074 since inception on June 19, 2008 and had a working capital deficit of $1,170,974, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the company’s ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.  There is no assurance that funding will be available to continue the company’s business operations.

Results of Operations

For the fiscal year ended April 30, 2014 compared to the fiscal year ended April 30, 2013.

We currently have no sources of operating revenues and, accordingly, no revenues were recorded for either year ended April 30, 2014 or 2013.

Total operating expenses decreased from $493,950 in the year ended April 30, 2013 to $323,744 for the year ended April 30, 2014. The decrease in the 2014 fiscal year was due primarily to the decrease in directors’ fees from $155,000 in 2013 to $30,000 for the 2014 fiscal year, due to lower director compensation and fewer new directors.  Additionally, general and administrative expenses decreased from $131,021 in fiscal 2013 to $125,272 in fiscal year 2014, and professional fees decreased from $92,688 in 2013 to $79,472, primarily attributed to decreased legal, audit, accounting costs.  Also, our exploration costs decreased from $73,261 in fiscal 2013 to $14,000 in 2014, attributed to reduced exploration due to a lack of capital. The above decreases were partially offset by the increase in management and administrative fees from $42,000 in 2013 to $75,000 in 2014, attributed primarily to an increase in monthly administration fees from $3,500 to $5,000, effective May 1, 2013.

Other expenses increased in fiscal 2014 to $40,997 compared to $28,996 in 2013. This was due to interest expense increasing from $28,996 in fiscal 2013 to $46,138 in 2014 due to incurring additional debt.  A substantial portion of our interest expense is incurred to related parties. We also recorded a loss on derivative liability of $20,859 in 2014, but also realized a gain on settlement of debt of $26,000 in 2014.

Our net loss for fiscal 2014 was $364,741 compared to a loss of $522,946 in fiscal 2013, primarily due to the decrease in operating expenses.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At April 30, 2014, we had total current assets of $4,406 (cash of $396) and total current liabilities of $1,175,380, resulting in a working capital deficiency of $1,170,974.  A significant portion of our current liabilities is comprised of amounts due related parties: accrued interest payable – related parties of $50,613; convertible notes payable – related parties of $156,000; notes payable – related parties of $79,656; and payables – related parties of $399,905.  We anticipate that in the short-term operating funds will continue to be provided by related parties.

As of April 30, 2014, we had convertible notes payable – related parties totaling $156,000 bearing interest at 4% per annum.  As subsequently amended, the notes may be converted into common stock of the company at a price of $0.10 per share.  We have calculated imputed interest on these notes at an annual rate of 9%.

All convertible notes payable – related parties are convertible 30 days from the first day the company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2014, neither of these convertible notes had been converted and therefore all are in default.

As of April 30, 2014, we had other short-term notes payable – related parties totaling $79,656.  These notes bear interest at an annual rate of 6% and are currently past due.

Accrued interest payable – related parties was $50,613 at April 30, 2014.

As of April 30, 2014, we had a convertible note payable to a non-related party in the amount of $100,000, bearing no interest. We have calculated imputed interest on this note at an annual rate of 9%. The note is only convertible into common stock of the company at a price of $0.125 per share.

As of April 30, 2014, we had a convertible note payable to a non-related party in the amount of $25,010, bearing no interest.  We have calculated imputed interest on this note at an annual rate of 6%. The note is convertible into 250,000 shares of common stock at a price of $0.10 per share.

The $100,000 and $25,010 convertible notes payable are convertible 30 days from the first day the company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2014, neither of these convertible notes had been converted and therefore are in default.

During the year ended April 30, 2014, we received proceeds of $36,000 from a convertible note payable to a non-related party, which balance was outstanding as of April 30, 2014.  The note bears no interest and is convertible into common stock of the company at a price of $0.05 per share on or before July 31, 2014.

During the year ended April 30, 2014, we transferred $141,150 from payables – related parties to a convertible note payable to a non-related party, which balance was outstanding as of April 30, 2014.  The note bears no interest and is convertible into common stock of the company at a price of $0.10 per share 90 days from demand.

During the year ended April 30, 2014, we received proceeds of $9,000 from a short-term note payable to a non-related party, which balance was outstanding as of April 30, 2014.  The note bears interest at an annual rate of 6%.

On February 13, 2014, the company entered into a convertible promissory note with an institutional investor for $42,500, which bears interest at an annual rate of 8% and matures on November 18, 2014.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the company’s common stock at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the company will have no right of prepayment.

We have determined the conversion feature of the convertible promissory note with the institutional investor is a derivative and have estimated its value as a derivative liability of $63,359 at April 30, 2014.

As discussed in the notes to our consolidated financial statements, there is currently a limited market value for our common stock.  Accordingly, no beneficial conversion feature or derivative liabilities, except for the conversion feature of the convertible promissory note with the institutional investor, are determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the year ended April 30, 2014, we used net cash in operating activities of $135,107, as a result of our net loss of $364,741, partially offset by the increase in accounts payable of $48,800, imputed interest on convertible notes payable of $23,040, and increases in accounts payable – related parties of $144,107.

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

During the year ended April 30, 2014, net cash provided by financing activities was $135,000, comprised of proceeds from notes payable – related parties of $47,500 and proceeds from convertible note payable of $87,500. We did not have any cash provided by or used in investing activities during either fiscal 2014 or 2013.

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

As of April 30, 2014, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $1,079,100 as of April 30, 2014.  This loss carry forward may be offset against future taxable income through the year 2035.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2014 and 2013 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding for the fiscal years ended April 30, 2014 and 2013.

Dividends

The company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The company has no component of other comprehensive income. Accordingly, net income equals comprehensive loss for the fiscal years ended April 30, 2014 and 2013.

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

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended April 30, 2014 and through the date these consolidated financial statements were available to be issued that the company believes are applicable to or would have a material impact on the consolidated financial statements of the company.

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

Item 8.               Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended April 30, 2014 and 2013 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A.            Controls and Procedures.

Evaluation of Disclosures and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e), as of April 30, 2014.  Based upon that evaluation, it was concluded that as of April 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)  recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.   Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of April 30, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

Our certifying auditors have identified a material weakness in prior year audits and noted that it is still an issue in the most recent fiscal year ended April 30, 3014. The issue identified is that controls did not ensure material transactions were captured with respect to payments made by related parties on behalf of the company resulting in understatement of accrued liabilities and expenses. Accordingly, based on our assessment and those criteria, our management concluded that our internal control over financial reporting were not effective as of April 30, 2014. We intend to review our historical reports and to establish new policies that will remedy the identified weakness.

Changes in Internal Control over Financial Reporting

Management has concluded that there has been no significant change in our internal control over financial reporting during the fiscal year ended April 30, 2014 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information.

Not applicable.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Delbert G. Blewett	80	President, CEO, Secretary, Interim CFO and Director

On May 21, 2014, Stephen M. Studdert resigned as a director, President and CEO. He was replaced as President and CEO by Delbert Blewett, an incumbent director. Mr. Studdert will remain as the President and Director of our wholly owned subsidiary, Long Canyon.  We presently anticipate that we will consider new, qualified persons to become directors in the future, although no new appointments or arrangements have been made as of the date hereof.

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

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Delbert Blewett, B.Sc.Ll.B, has been a director of Canyon Gold since March 14, 2011 and served as President and CEO until October 16, 2013 and again from May 20, 2014 to the Present.  On August 2, 2013, Mr. Blewett was appointed as Interim CFO, pending the appointment of a permanent CFO. Mr. Blewett earned a Bachelor of Science in Agriculture as well as the Bachelor of Laws from the University of Saskatchewan in Canada.  From 1963 to 1994, Mr. Blewett managed his own private law practices in the Provinces of Saskatchewan, Alberta and British Columbia specializing in business law. Upon retiring from active law practice in 1994, Mr. Blewett became active as an individual investor and consultant in various business ventures.  He became a director of SwissAmera Enterprises, Inc., in May 1995. SwissAmera changed its name to Royal Oil & Gas, Corp. in 2001, then to Quintana Gold Resources, Corp. in 2008 and then to Clean Transportation Group, Inc. (“CTGI”) in 2011.  During this period, Mr. Blewett served as a director and was Secretary from 2000 to 2005, then served as President from 2005 until May 2011, at which time he resigned as President and was appointed Secretary. He remains on the Board and as Secretary CTGI as of this date.  From 1996, CTGI was a development stage company seeking acquisitions of or mergers with an operating company.  In August 2011, CTGI acquired Engine Clean Solutions, Inc. and has become engaged in the business of offering a line of automotive maintenance service products to engine manufacturers, distributors, dealers and service centers. Also, from 2001 to 2003, Mr. Blewett was director of AR Associates, Inc. and served as interim President from 2001 to 2002 and Secretary from 2002 to 2003.  During the time Mr. Blewett was associated with AR Associates, it owned certain mineral claims in Canada.  Thereafter, AR Associates acquired rights to an electronic system known as Green Wave Technology.  AR Associates filed a registration statement on Form 10-SB in 1999, but no periodic filings were subsequently made with the SEC.  Its registration under the Securities Exchange Act of 1934 was revoked as a delinquent filer on December 10, 2007 pursuant to Section 12(j) of that Act.

Mr. Blewett is a non-practicing member of the Law Society of Alberta and a past member of the Law Society of Saskatchewan. With his many years of experience in the practice of business law, as well as the development, funding and consulting of various business ventures, we believe Mr. Blewett brings valuable knowledge, business experience and contacts to the company.

Stephen M. Studdert was appointed as a director on December 16, 2012 and served as President and CEO from October 16, 2013 to May 21, 2014. At that time he resigned as a director, President and CEO and was appointed as President and CEO of our subsidiary, Long Canyon Gold Resources Corp.  Mr. Studdert is founder and chairman of Studdert International, Mantford Ventures, and i3 Technologies. He also founded a commercial bank and has served on many corporate boards of directors. Mr. Studdert served as a White House advisor to U.S. Presidents George Bush, Ronald Reagan, and Gerald Ford, and represented U.S. Presidents in diplomatic assignments to over one hundred nations. By presidential appointment, he served on the President’s Export Council, the Export Advisory Now Council, and the Foreign Trade Practices and Negotiations Subcommittee, and as a United States Delegate to the United Nations Energy Conference in Africa. He also served as a United States Delegate to the 40th NATO Summit and was appointed Federal Home Loan Bank Director in the Clinton Administration.  Mr. Studdert is a graduate of Brigham Young University.

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

Committees of the Board of Directors

We currently have the following committees:

Management Team:	Chairman Strategy Committee ‘LCGRC’: Stephen M. Studdert
Chief Financial Officer: Delbert G. Blewett (Interim CFO)
Chairman Explorations Committee: Alexander Burton

Professional Advisory Board:	Exploration Geologist/Geochemist: Alexander Burton
Exploration & Development:	Chairman Explorations Committee: Alexander Burton,
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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year fiscal 2014.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Item 11.             Executive Compensation.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  During the fiscal year ended April 30, 2012, 2013 and 2014, we paid $10,000, $4,750 and $78,958, respectively, in cash or stock to Delbert Blewett to serve as our current President, CEO and sole director and to reimburse him for rent.  Total accrued payable to Mr. Blewett for unpaid officer and director compensation and rent reimbursement as of April 30, 2014 is $55,792. During the fiscal year ended April 30, 2012, we paid $7,500 to Harold Schneider to serve as our Principal Financial Officer and President of our subsidiary, Long Canyon.  No payments were made in 2013.  We paid Mr. Schneider $35,000 in stock during fiscal year 2014. Total accrued payable to Mr. Schneider as of April 30, 2014 is $47,500. During the fiscal year ended April 30, 2014, we paid Mr. Studdert $50,000 in stock.  Total accrued payable to Mr. Studdert as of April 30, 2014 is $15,000.  We currently have no employees and do not pay any salaries.

The following table depicts compensation paid to officers and directors for the fiscal years ended April 30, 2014, 2013 and 2012.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration		Total

Delbert G. Blewett, President,	2012	$0	$0	$13,000	(1)	$13,000
CEO and Director	2013	$0	$0	$108,000	(2)	$108,000
	2014	$0	$0	$31,500	(3)	$31,500

Harold Schneider, PFO	2012	$0	$0	$37,500	(4)	$37,500
	2013	$0	$0	$75,000	(5)	$75,000
	2014	$0	$0	$7,500	(6)	$7,5000

Stephen M. Studdert	2013	$0	$0	$50,000	(7)	$50,000
	2014	$0	$0	$15,000	(8)	$15,000
**
(1)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2012 includes $10,000 for service as President, CEO and a director, and $3,000 for rent.

(2)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2013 includes $30,000 for service as President and CEO, $75,000 for services as a director, and $3,000 for rent.

(3)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2014 includes $30,000 for service as a director and $1,500 for rent.

(4)
Mr. Schneider’s compensation for the fiscal year ended April 30, 2012 includes $7,500 to serve as our Principal Financial Officer and President of Long Canyon and $30,000 for accounting consulting services.

(5)	Mr. Schneider’s compensation for the fiscal year ended April 30, 2013 includes $75,000 for accounting consulting services.

(6)	Mr. Schneider’s compensation for the fiscal year ended April 30, 2014 included $7,500 for accounting consulting services.

(7)	Mr. Studdert’s compensation for the fiscal year ended April 30, 2013 includes $50,000 for service as a director, all of which is accrued as a payable to Mr. Studdert.

(8)	Mr. Studdert’s compensation for the fiscal year ended April 30, 2014 includes $15,000 for service as President and CEO.

During the fiscal year ended April 30, 2014, we accrued accounts payable for services rendered by EMAC in the amount of $60,000.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2014 is 256,778.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 29, 2014 with respect to the beneficial ownership of our common stock and based on 14,491,896 shares outstanding:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Directors and Executive Officers:

Delbert G. Blewett, President & CEO 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109	38,000		0.26%

Stephen M. Studdert 101 Convention Center Drive, Suite 700 Las Vegas, Nevada 89109	25,000		0.17%

5% Beneficial Owners

Reinhard Hiestand Schuetzenstr. 22, Pfaeffikon/Switzerland	12,132,435	(3)	83.72%

All directors and executive officers as a group (2 persons)	63,000		0.43%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.
(2)	Percentage ownership is based on 14,491,896 shares of common stock outstanding as of July 29, 2014.
(3)	Includes 12,000,000 shares held in the name of EMAC Handels AG that is owned and controlled by Reinhard Hiestand. The remaining 132,435 shares are held in the name of Mr. Hiestand.

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

In connection with our acquisition of Long Canyon in July 2011, Long Canyon issued shares of its common stock in payment of certain convertible loans and payables owed by Long Canyon, which shares were then exchanged for shares of Canyon Gold upon the acquisition closing.  Long Canyon issued shares to the following persons for the respective loans and payables set forth below, each of whom became a principal stockholder of Canyon Gold. No interest was included in the debt. The respective amounts of the loans and payables set forth below were unchanged as of our fiscal years ended April 30, 2014 and 2013 and represent the largest aggregate amount of principal outstanding during the applicable periods.

●
6,700,000 common shares (pre-split) to Velania Treuhand AG at a price of $0.001 per share for the conversion of $5,500 worth of debt and at a price of $0.05 per share for the conversion of $60,000 worth of debt.

●	2,685,000 common shares (pre-split) to Berta Furrer at a price of $0.001 per share for the conversion of $2,685 worth of debt.

●	1,998,699 common shares (pre-split) to EMAC Handels AG at a price of $0.05 per share for the conversion of $99,935 worth of services.

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

On July 7, 2011, Velania Treuhand AG, a principal stockholder, made a loan to Long Canyon in the amount of $30,000, which is convertible into 300,000 shares of Canyon Gold common stock. On December 22, 2011, EMAC Handels AG loaned $25,000 to Long Canyon, which is convertible into Canyon Gold common stock.  The loans do not become convertible until 30 days after Canyon Gold shares become eligible for trading on the OTCQB and are convertible at $0.10 per share. The loans bear no interest and the original loan amounts remain outstanding at the end of the April 30, 2014 and 2013 fiscal years and represent the largest aggregate amount of principal outstanding during the applicable periods.

On April 7, 2014, we executed an agreement with EMAC Handels AG., acquiring control of a 100% Interest in 180 mineral lease claims in the Long Canyon Trend area of Elko County, Nevada, controlled by EMAC. The consideration for the claims was 12,000,000 shares of our common stock valued at $0.04 per share, or a total price of $480,000. EMAC is owned and controlled by Reinhard Hiestand, the principal stockholder of Canyon Gold.

As of April 30, 2014 and 2013, we had related party payables of $399,905 and $616,948, respectively, all of which bear no interest and are payable to significant stockholders, officers and directors.  Of these amounts, $256,778 and $353,864 are payable to EMAC for administrative services, expense reimbursement and certain advances made to and on behalf of Canyon Gold by EMAC. The company and EMAC have agreed that the debt shall be converted into Canyon Gold common stock within 30 days from the first day our shares are traded on the OTCBB, at the exercise price of $0.10 per share.

EMAC also holds convertible notes payable in the principal amount of $101,000 bearing interest at 4% per annum, which EMAC acquired from the previous holder.  On May 15, 2012, the company and EMAC agreed that the convertible notes, plus accrued interest, will be converted into Canyon Gold common stock within 30 days from the first day our shares are traded on the OTCQB, at the exercise price of $0.10 per share. A formal agreement was executed on July 7, 2012.  At the end of fiscal years ended April 30, 2014 and 2013, the principal amount of the notes remained $101,000 and represents the largest aggregate amount of principal outstanding during the applicable periods and the accrued interest at April 30, 2013 was $45,097. The parties agreed to waive all future interest.

On July 22, 2011, we issued to EMAC Handels AG, a principal stockholder, 600,000 Series A preferred shares, which shares are convertible into 6.0 million shares of common stock.  The Series A preferred shares satisfied certain payables to EMAC in connection with Long Canyon’s acquisition of mineral claims and certain related party payables. The payables refer to certain executive and administrative services provided to Canyon Gold and Long Canyon.  At the time of the Long Canyon acquisition, Long Canyon and Canyon Gold agreed that the 600,000 Series A preferred shares would be transferred to EMAC in consideration for a payable to EMAC in the amount of $60, or $0.0001 per share.  The preferred shares are only convertible into common stock starting 12 months after the first day that our common stock is traded on the on the OTCQB.

The company’s common stock became eligible for trading on the OTCQB in November 2012.  As of April 30, 2014, none of these conversions have taken place.

On April 30, 2011, we entered into an administration agreement with EMAC Handels AG. Under the terms of the agreement, EMAC is to provide certain administration service to the company, including assistance in the preparation of documents; filings and correspondences related to the general operations of a public company.  EMAC also agreed to provide the company with shared office space and incidental expenses related thereto.  The term of the Agreement is for three years. For its administration services, EMAC is to receive a fee of $2,500 per month for the first year, $3,500 per month for the second year and $5,000 per month for the third year and $250 per month for the shared office space. In the event the company does not have the necessary cash-flow to pay the monthly fee, the fee may be paid in shares of the company’s common stock, valued at a 25% discount of the actual ask price of the shares based on a 30 day average prior to conversion. From May 1, 2011 through July 31, 2012, EMAC has billed the company $61,235 for services under the agreement, of which the company has paid $43,000 to date.

As of April 30, 2014, we had convertible notes payable totaling $126,000 to EMAC and $79,656 in other short-term notes payable to EMAC.   It is anticipated these notes will be converted into common shares of the company.

On April 30, 2011, we executed the service agreement with our President, CEO and director, Delbert G. Blewett.  Under the terms of that agreement, as amended, Mr. Blewett provides management services, as required and invoiced.  Mr. Blewett has also provided to the company shared office facilities that have been used as our executive offices for the monthly rent of $250.  During the fiscal year ended April 30, 2013, we accrued to Mr. Blewett $30,000 for services as President and CEO, $75,000 for services as a director and $3,000 for rent.   During the fiscal year ended April 30, 2014, we accrued to Mr. Blewett $30,000 for services as a director and $1,500 for rent.

Our former Principal Financial Officer, Harold Schneider, acted as a consultant to the company and provided accounting services. On April 30, 2011, Mr. Schneider entered into a service agreement with the company that provided for a monthly fee of $2,500 for his services. Any accruals under the agreement can be paid in Canyon Gold common stock. The agreement also provided for a one-time fee of $7,500 for acting as President of our subsidiary, Canyon Gold.  During the fiscal year ended April 30, 2013, we accrued $30,000 for Mr. Schneider’s accounting consulting services and $7,500 for services as President of Long Canyon.  During the fiscal year ended April 30, 2014 we accrued $7,500 for accounting services and terminated the service agreement.

During the year ended April 30, 2013, we accrued to Stephen M. Studdert, our former President and CEO and director, $50,000 for services as a director.  During the year ended April 30, 2014, we accrued to Mr. Studdert $15,000 for services as President and CEO.

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

Audit Fees

Our auditors, HJ & Associates, LLC, billed us $42,000 and $39,000 for services related to the audit of our annual financial statements included in this annual report for the years ended April 30, 2014 and 2013, respectively, and for quarterly reviews performed during those years.

Audit Related Fees

For the years ended April 30, 2014 and 2013, there were no fees billed for assurance and related services by our current auditors HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended April 30, 2014 and 2013, no fees were billed by our current auditors HJ & Associates, LLC for tax compliance, tax advice and tax planning.

All Other fees

For the years ended April 30, 2014 and 2013, HJ & Associates, LLC billed us $0 and $10,800 for other SEC services, respectively.

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

PART  IV

Item 15.             Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1 (2)	Agreement for Acquisition of Long Canyon Gold Resources Corp.

3.1 (2)	Articles of Incorporation and amendments thereto

3.2 (1)	Bylaws

4.1 (2)	Instrument defining security holder rights

10.1 (5)
Agreement between Development Resources LLC (DRLLC) and Ferguson Holdings Ltd. (now known as Long Canyon Gold Resources Corp.) – This agreement is the attachment referred to in the agreement included as Exhibit 10.2

10.2 (1)	Agreement between Ferguson Holdings Ltd. (now known as Long Canyon Gold Resources Corp.) and August Energy Corp. (now known as Canyon Gold Corp.)

10.3 (2)	Option Agreement between EMAC Handels AG and Long Canyon Gold Resources Corp.

10.4 (3)	Extension Agreement to Option Agreement

10.5 (4)	Service Agreement with Delbert G. Blewett

10.6 (4)	Administration Agreement with EMAC Handels AG

10.7 (4)	Settlement Agreement with EMAC Handels AG

10.8 (4)	Service Agreement with Harold Schneider

10.9 (6)	Definite Agreement with EMAC Handels AG

10.10 (7)	Definite Agreement to acquire Marshall Thomsen Ltd.

21.1 (1)	Subsidiaries

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
________________
(1)	Filed as exhibit to Form S-1 filed on November 10, 2011.
(2)	Filed as exhibit to Amendment No. 1 to Form S-1 filed on March 12, 2012.
(3)	Filed as exhibit to Amendment No. 2 to Form S-1 filed on April 23, 2012.
(4)	Filed as exhibit to Amendment No. 4 to Form S-1 filed on August 17, 2012.
(5)	Filed as exhibit to Amendment No. 7 to Form S-1 filed on October 17, 2012.
(6)	Filed as exhibit to Form 8-K filed on April 10, 2014.
(7)	Filed as exhibit to Form 8-K filed on May 29, 2014

Canyon Gold Corp.

(An Exploration Stage Company)

Index to Consolidated Financial Statements

Years Ended April 30, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Canyon Gold Corp. and Subsidiary
(An Exploration Stage Company)
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Canyon Gold Corp. and Subsidiary (an Exploration Stage Company) as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from inception on June 19, 2008 through April 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Canyon Gold Corp. and Subsidiary (an Exploration Stage Company) as of April 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended and for the period from inception on June 19, 2008 through April 30, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 29, 2014

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	April 30,
	2014	2013
ASSETS
Current assets:
Cash	$396	$503
Prepaid expenses	4,010	2,100

Total current assets	4,406	2,603

Mineral claims	277,820	37,820

Total assets	$282,226	$40,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$99,567	$76,767
Accrued interest payable	3,501	888
Accrued interest payable – related parties	50,613	46,107
Derivative liability	63,359	-
Convertible notes payable	322,779	125,010
Convertible notes payable – related parties	156,000	156,000
Notes payable – related parties	79,656	32,156
Payables – related parties	399,905	616,948

Total current liabilities	1,175,380	1,053,876

Total liabilities	1,175,380	1,053,876

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 14,491,896 and 1,405,896 shares issued and outstanding, respectively	1,450	141
Additional paid-in capital	408,360	(75,371)
Deficit accumulated during the exploration stage	(1,303,074)	(938,333)

Total stockholders’ deficit	(893,154)	(1,013,453)

Total liabilities and stockholders’ deficit	$282,226	$40,423

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

	Years Ended April 30,		From Inception on June 19, 2008 through April 30,
	2014	2013	2014

Revenue	$-	$-	$-

Expenses:
General and administrative	125,272	131,021	392,072
Management and administrative fees	75,000	42,000	179,153
Professional fees	79,472	92,668	274,522
Directors’ fees	30,000	155,000	199,000
Exploration costs	14,000	73,261	185,184

Total expenses	323,744	493,950	1,229,931

Loss from operations	(323,744)	(493,950)	(1,229,931)

Other income (expense):
Interest expense	(46,138)	(28,996)	(78,284)
Loss on derivative liability	(20,859)	-	(20,859)
Gain on settlement of debt	26,000	-	26,000

Total other income (expense)	(40,997)	(28,996)	(73,143)

Loss before income taxes	(364,741)	(522,946)	(1,303,074)

Provision for income taxes	-	-	-

Net loss	$(364,741)	$(522,946)	$(1,303,074)

Net loss per common share – basic and diluted	$(0.16)	$(0.37)

Weighted average shares outstanding -
basic and diluted	2,233,608	1,405,896

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp. (An Exploration Stage Company) Consolidated Statements of Stockholders’ Deficit From Inception on June 19, 2008 through April 30, 2014
					Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total

	Common Stock		Preferred Stock				Stockholders’
	Shares	Amount	Shares	Amount			Deficit

Inception, June 19, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for debt at $0.02 per share on December 31, 2009	825,000	83	-	-	16,417	-	16,500

Common stock issued for cash at $0.20 per share during 2009	10,000	1	-	-	1,999	-	2,000

Common stock issued for services at $1.00 per share on December 31, 2009	22,976	2	-	-	22,913	-	22,915

Net loss for the year ended December 31, 2009	-	-	-	-	-	(25,595)	(25,595)

Balance, December 31, 2009	857,976	86	-	-	41,329	(25,595)	15,820

Common stock issued for debt at $0.02 per share on December 31, 2010	340,000	34	-	-	6,766	-	6,800

Common stock issued for debt at $0.20 per share on December 31, 2010	25,000	2	-	-	4,998	-	5,000

Common stock issued for services at $1.00 per share on December 31, 2010	25,250	3	-	-	25,247	-	25,250

Net loss for the year ended December 31, 2010	-	-	-	-	-	(35,195)	(35,195)

Balance, December 31, 2010	1,248,226	125	-	-	78,340	(60,790)	17,675

Common stock issued for debt at $1.00 per share on April 30, 2011	64,000	6	-	-	63,994	-	64,000

Common stock issued for cash at $1.00 per share on April 30, 2011	47,770	5	-	-	47,766	-	47,771

Net loss for the four months ended April 30, 2011	-	-	-	-	-	(26,727)	(26,727)

Balance, April 30, 2011	1,359,996	$136	-	$-	$190,100	$(87,517)	$102,719

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Deficit
From Inception on June 19, 2008 through April 30, 2014
(continued)

					Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total

	Common Stock		Preferred Stock				Stockholders’
	Shares	Amount	Shares	Amount			Deficit

Balance, April 30, 2011	1,359,996	$136	-	$-	$190,100	$(87,517)	$102,719

Common stock issued for debt at an average of $0.144 per share on May 31, 2011	40,000	4	-	-	114,996	-	115,000

Recapitalization with reverse acquisition	5,900	1	500,000	50	(407,565)	-	(407,514)

Preferred Series ‘A’ shares issued at par for payables	-	-	600,000	60	-	-	60

Net loss for the year ended April 30, 2012	-	-	-	-	-	(327,870)	(327,870)

Balance, April 30, 2012	1,405,896	141	1,100,000	110	(102,469)	(415,387)	(517,605)

Imputed interest on convertible notes payable	-	-	-	-	27,098	-	27,098

Net loss for the year ended April 30, 2013	-	-	-	-	-	(522,946)	(522,946)

Balance, April 30, 2013	1,405,896	141	1,100,000	110	(75,371)	(938,333)	(1,013,453)

Common stock issued for services at $2.00 per share	1,000	-	-	-	2,000	-	2,000

Common stock issued for payables – related parties at $2.00 per share	85,000	9	-	-	169,991	-	170,000

Common stock issued to a related party for mineral claims at $0.02 per share	12,000,000	1,200	-	-	238,800	-	240,000

Common stock issued at $0.05 per share for payment of $50,000 of payables – related parties assigned to third party	1,000,000	100	-	-	49,900	-	50,000

Imputed interest on convertible notes payable	-	-	-	-	23,040	-	23,040

Net loss for the year ended April 30, 2014	-	-	-	-	-	(364,741)	(364,741)

Balance, April 30, 2014	14,491,896	$1,450	1,100,000	$110	$408,360	$(1,303,074)	$(893,154)

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
	Years Ended April 30,		From Inception on June 19, 2008 through April 30, 2014

	2014	2013

Cash flows from operating activities:
Net loss	$(364,741)	$(522,946)	$(1,303,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	23,040	27,098	53,288
Amortization of debt discount to interest expense	11,619	-	11,619
Loss on derivative liability	20,859	-	20,859
Gain on extinguishment of debt	(26,000)	-	(26,000)
Common stock issued for services	2,000	-	50,165
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,910)	32,961	16,293
Increase in loans receivable	-	-	(15,000)
Increase in accounts payable	48,800	53,050	113,155
Increase in accrued interest payable	2,613	888	3,501
Increase in accrued interest payable – related parties	4,506	1,010	5,516
Increase in payables – related parties	144,107	300,842	455,854

Net cash used in operating activities	(135,107)	(107,097)	(613,824)

Cash flows from investing activities:
Cash received from reverse acquisition	-	-	29,973
Purchase of mineral claims	-	-	(19,990)

Net cash provided by investing activities	-	-	9,983

Cash flows from financing activities:
Proceeds from the sale of common stock	-	-	49,771
Proceeds from notes payable – related parties	47,500	32,156	79,656
Proceeds from convertible note payable	87,500	25,010	112,510
Proceeds from convertible notes payable – related parties	-	-	418,300
Payments on convertible debt	-	-	(56,000)

Net cash provided by financing activities	135,000	57,166	604,237

Net increase (decrease) in cash	(107)	(49,931)	396

Cash at beginning of period	503	50,434	-

Cash at end of period	$396	$503	$396

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended April 30, 2014 and 2013

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

Reverse Stock Split

On February 20, 2014, a majority of the shareholders of the Company holding 82.95% of the Company’s voting stock approved a 20:1 reverse stock split.   On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split.  FINRA approved the reverse split effective April 4, 2014.  The reverse stock split has been given retroactive effect in the accompanying consolidated financial statements.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2014, the Company has no revenues, has accumulated losses of $1,303,074 since inception on June 19, 2008 and a working capital deficit of $1,170,974 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

2. Summary of Significant Accounting Policies

(a)    Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.  These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Long Canyon Gold Resources Corp. (“Long Canyon”).  All inter-company transactions and balances have been eliminated.

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

(d)    Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.  As of April 30, 2014, convertible debt and related accrued interest payable were convertible into approximately 5,391,000 common shares of the Company.

Since we had no dilutive effect of stock options, warrants or convertible debt for the years ended April 30, 2014 and 2013, basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

(e)    Revenue Recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.  Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

(f)    Foreign Currency Translation

The Company’s financial instruments and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net income.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of April 30, 2014, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company’s convertible notes was not determinable since there has been no current market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible note payable to an institutional investor entered into in February 2014 and related derivative liability are measured at fair value on a recurring basis and estimated as follows at April 30, 2014:

	Total	Level 1	Level 2	Level 3

Derivative liability	$63,359	$-	$-	$63,359
Convertible notes payable	42,500	-	-	42,500

Total liabilities measured at fair value	$105,859	$-	$-	$105,859

We had no liabilities measured at fair value at April 30, 2013.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2014 and 2013, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(l)	Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of three or fewer months to be cash equivalents.

3.  Mineral Claims

On April 7, 2014, the Company, on behalf of its wholly owned subsidiary, Long Canyon, executed an agreement with EMAC Handels AG (“EMAC”), the majority shareholder of the Company at the date of the agreement and a related party, to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend area of Elko, County, Nevada.  The Company issued 12,000,000 restricted shares of its common stock to EMAC valued at $240,000, the historical cost basis of the mineral properties to EMAC.  This amount has been recorded as mineral claims, a non-current asset in the Company’s consolidated balance sheets.

On March 12, 2011, the Company’s wholly owned subsidiary, Long Canyon, acquired a 100% interest in 30 mineral claims located in the State of Nevada for $37,820.  This amount has been recorded as mineral claims, a non-current asset in the Company’s condensed consolidated balance sheets.

On March 19, 2011, the Company acquired a 100% interest in 15 of the mineral claims acquired by Long Canyon for $17,830 consisting of $17,770 in cash and a payable of $60.  On July 22, 2011, that payable was satisfied with the issuance of 600,000 shares of Series A Preferred Stock at $0.0001 per share issued to a related party of Long Canyon.

In August 2013, the Company paid $6,600 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2013, $2,200 of which were recognized as prepaid expenses as of April 30, 2014.

In August 2012, the Company paid $6,300 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2012, $2,100 of which were recognized as prepaid expenses as of April 30, 2013.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

4.  Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its Chief Executive Officer executed on April 30, 2011, a Service Agreement between the Company and its former Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by both the secretary and the related party on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of April 30, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014.  Consideration for this acquisition is to be $900,000 cash.

See Note 3 for discussion of the acquisition of mineral claims from a related party.

As of April 30, 2014 and 2013, the Company had payable balances due to related parties totaling $399,905 and $616,948, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at April 30:

	2014	2013

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$101,000	$101,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	25,000	25,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	30,000	30,000

	$156,000	$156,000

On March 15, 2011, a note payable for $101,000 and accrued interest of $45,097 was sold to a related party.  At the date of the transaction, the note was amended to be interest free and convertible into common stock of the Company at a price of $0.10 per share.

All convertible notes payable – related parties are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2014, neither of these convertible notes had been converted and therefore all are in default.

Historically, there has been no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties consisted of the following at April 30:

	2014	2013
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	-

	$79,656	$32,156

Accrued interest payable – related parties was $50,613 and $46,107 at April 30, 2014 and 2013, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at April 30:

	2014	2013

Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$100,000	$100,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	25,010	25,010
Note payable, no interest, convertible into common stock of the Company at $0.05 per share on or before July 31, 2014	36,000	-
Note payable, no interest, convertible into common stock of the Company at $0.10 per share 90 days from demand	141,150	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on November 18, 2014	42,500	-
Other, with interest at 6% per annum	9,000	-
Less discount	(30,881)	-

	$322,779	$125,010

The convertible notes payable outstanding at April 30, 2013 are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2014, these convertible notes had not been converted and therefore were in default.

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

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $2,500 in prepaid expenses, a debt discount of $42,500 and a derivative liability of $52,962 related to the conversion feature.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

During the year ended April 30, 2014, we had the following activity in the accounts related to the convertible note to institutional investor:

	Derivative Liability	Debt Discount	Loss on Derivative Liability

Derivative liability at inception of the note	$52,962	$42,500	$10,462
Loss on derivative liability	10,397	-	10,397
Amortization of debt discount to interest expense	-	(11,619)	-

Balance at April 30, 2014	$63,359	$30,881	$20,859

The estimated fair values of the derivative liability at the inception of the convertible note to institutional investor and at April 30, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

	Inception	April 30, 2014

Risk-free interest rate	0.05%	0.10%
Expected life in years	0.55	0.76
Dividend yield	0%	0%
Expected volatility	282.13%	144.76%

Accrued interest payable was $3,501 and $888 at April 30, 2014 and April 30, 2013, respectively.

6.  Income Taxes

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components:

	April 30,
	2014	2013

Deferred tax assets:
Net operating loss carryforwards	$265,300	$122,800
Related party accrued interest	10,500	9,000
Accrued expenses – related parties	101,800	120,300
Valuation allowance	(377,600)	(252,100)

Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying U.S. Federal, Canada corporate and British Columbia corporate income tax rates to pre-tax loss due to the following:

	Year Ended April 30,
	2014	2013

Book loss	$(124,000)	$(112,600)
Non deductible expenses	76,700	-
Related party accruals	16,000	58,700
Related party interest	1,500	200
Valuation allowance	29,800	53,700

Total	$-	$-

At April 30, 2014, the Company had net operating loss carry forwards of approximately $590,000 that may be offset against future taxable income through 2035.  No tax benefit has been reported in the accompanying consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has adopted the Income Tax topic of FASB ASC 740, Accounting for Uncertainty in Income Taxes.  Included in the balance at April 30, 2014, are no tax positions for which the ultimate deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

7.  Stockholders’ Deficit

Common Stock:

On February 20, 2014, a majority of the shareholders of the Company holding 82.95% of the Company’s voting stock approved a 20:1 reverse stock split.   On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split.  FINRA approved the reverse split effective April 4, 2014.  The reverse stock split has been given retroactive effect in the accompanying consolidated financial statements and notes thereto.

The Company had the following issuances of its common stock:

(a)	During the year ended December 31, 2009, the Company issued 825,000 shares of common stock at a price of $0.02 per share for the conversion of $16,500 worth of debt.

(b)	During the year ended December 31, 2009, the Company issued 10,000 shares of common stock for cash at a price of $0.20 per share.

(c)	During the year ended December 31, 2009, the Company issued 22,976 shares of common stock at a price of $1.00 per share in exchange for $22,915 worth of services.

(d)	During the year ended December 31, 2010, the Company issued 340,000 shares of common stock at a price of $0.02 per share for the conversion of $6,800 worth of debt.

(e)	During the year ended December 31, 2010, the Company issued 25,000 shares of common stock at a price of $0.20 per share for the conversion of $5,000 worth of debt.

(f)	During the year ended December 31, 2010, the Company issued 25,250 shares of common stock at a price of $1.00 per share in exchange for $25,250 worth of services.

(g)	During the four months ended April 30, 2011, the Company issued 64,000 shares of common stock at a price of $1.00 per share for the conversion of $64,000 worth of debt.

(h)	During the four months ended April 30, 2011, the Company issued 47,770 shares of common stock for cash at a price of $1.00 per share for cash.

(i)	During the year ended April 30, 2012, the Company issued 40,000 shares of common stock at a price of $2.875 per share for the conversion of $115,000 worth of debts.

(j)	During the year ended April 30, 2012, 5,900 shares of common stock were issued in a recapitalization with reverse acquisition (see Note 1).

(k)	During the year ended April 30, 2014, the Company issued 1,000 shares of common stock at a price of $2.00 per share for services of $2,000.

(l)	During the year ended April 30, 2014, the Company issued 85,000 shares of common stock at a price of $2.00 per share for payables – related parties of $170,000.

(m)	During the year ended April 30, 2014, the Company issued 12,000,000 shares of common stock at a price of $0.02 per share to a related party for mineral claims of $240,000.

(n)	During the year ended April 30, 2014, the Company issued 1,000,000 shares of common stock at a price of $0.05 per share for payables – related parties of $50,000 assigned to a third party.

Preferred Stock

The par value of the Series A convertible preferred stock is $0.0001 per share and one preferred share is convertible into ten common voting shares.  The Series A preferred shares carry voting rights on the basis of 100 votes per share with rights and preferences being decided by the Board of Directors of the Company.

The par value of the Series B convertible preferred shares is $0.0001 per share and one preferred share is convertible into ten common voting shares.  The Series B preferred shares are non-voting shares.

The Company had the following issuances of its preferred stock:

(a)	During the year ended April 30, 2012, the Company issued 600,000 shares of Series A preferred stock to a related party in payment of an outstanding debt of $60.

(b)	During the year ended April 30, 2012, the Company issued 500,000 shares of Series B preferred stock in a recapitalization with reverse acquisition (see Note 1)

8.  Contingencies and Commitments

(a)	Litigation

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

The Company has the following commitments as of April 30, 2014:

a)
Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a six year term. From May 2012 to April 2013, the Company paid EMAC a monthly fee of $3,500 for administration services, office rent of $250, and office supplies of $125.  Commencing May 1, 2013, the monthly fee for administration services increased to $5,000.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)	Service Agreement with Delbert G. Blewett signed on April 30, 2011. The Company pays Blewett a Director’s fee of $2,500 per month. The fees may be paid in cash and or with common stock.

c)	Agreement with Stephen M. Studdert, President of Long Canyon, for administration fees of $2,500 per month. The fees may be paid in cash and or with common stock.

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

e)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire a 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $900,000 cash, as amended.  The Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  As of April 30, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014. There was no additional cost or consideration related to the extensions of this option.

9.   Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended April 30, 2014 and through the date these consolidated financial statements were available to be issued that the Company believes are applicable to or would have a material impact on the consolidated financial statements of the Company.

10.  Supplemental Statement of Cash Flows Information

During the years ended April 30, 2014 and 2013, the Company paid no amounts for income taxes or interest expense.

During the year ended April 30, 2014, the Company had the following non-cash financing and investing activities:

•	Increased common stock by $9 and additional paid-in capital by $169,991 and decreased payables – related parties by $170,000 for common shares issued for payables – related parties.

•	Increased common stock by $1,200, additional paid-in capital by $238,800, and mineral claims by $240,000 for common shares issued for mineral claims.

•	Increased common stock by $100 and additional paid-in capital by $49,900 and decreased payables – related parties by $50,000 for common shares issued for payables – related parties.

•	Increased derivative liability and debt discount by $42,500 for new convertible note payable.

•	Increased convertible notes payable and decreased payables – related parties by $141,150 for payables transferred to convertible notes payable.

During the year ended April 30, 2013, the Company had no non-cash financing and investing activities.

11.  Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events and determined that following are to be considered to have occurred after April 30, 2013 which would have a material impact on the Company’s results or require disclosure:

a)
On May 21, 2014, the Company executed a Definitive Agreement with Marshall Thomsen Ltd., a British Columbia corporation (“Marshall Thomsen”), to acquire 100% of the issued and outstanding shares of Marshall Thomsen whereby Marshall Thomsen will become a wholly owned subsidiary of the Company.  Marshall Thomsen is involved in the cannabis industry as a producer of cannabis products for distribution to the medical community.

b)
During May 2014, the Company issued a total of 5,307,080 common shares, including 1,507,080 shares to a related party, pursuant to the conversion of convertible notes payable and accrued interest payable totaling $400,708.

c)	In May 2014, the Company issued a total of 1,000,000 common shares to related parties in payment of payables – related parties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Gold Corp.

By:	/S/ Delbert G. Blewett
Delbert G. Blewett
Chief Executive Officer
Dated: July 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Delbert G. Blewett	CEO, Interim CFO and Director	July 29, 2014
Delbert G. Blewett	(Principal Executive Officer)
(Acting Principal Accounting Officer)

/S/ Stephen M. Studdert	Director	July 29, 2014
Stephen M. Studdert