Form 10-Q
period 2014-07-31
CANYON GOLD CORP.
filed 2014-09-15
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to ________

Commission File Number 000-54851

Nevada	Not Applicable
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147
(Address of principal executive offices)

(800) 520-9485
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

As of September 15, 2014, there were 20,867,942 shares of the registrant’s common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED JULY 31, 2014

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

Canyon Gold Corp.
Condensed Consolidated Balance Sheets

	July 31, 2014	April 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$507	$396
Prepaid expenses	9,036	4,010

Total current assets	9,543	4,406

Mineral claims	277,820	277,820

Total assets	$287,363	$282,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$138,935	$99,567
Accrued interest payable	2,104	3,501
Accrued interest payable – related parties	6,711	50,613
Derivative liability	47,389	63,359
Convertible notes payable	201,334	322,779
Convertible notes payable – related parties	25,000	156,000
Notes payable – related parties	79,656	79,656
Payables – related parties	262,738	399,905

Total current liabilities	763,867	1,175,380

Total liabilities	763,867	1,175,380

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 20,798,976 and 14,491,896 shares issued and outstanding, respectively	2,080	1,450
Additional paid-in capital	914,229	408,360
Accumulated deficit	(1,392,923)	(1,303,074)

Total stockholders’ deficit	(476,504)	(893,154)

Total liabilities and stockholders’ deficit	$287,363	$282,226

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
General and administrative	15,903	65,310
Management and administrative fees	22,500	10,500
Professional fees	37,132	28,338
Directors’ fees	7,500	7,500
Exploration costs	1,650	9,075

Total operating expenses	84,685	120,723

Loss from operations	(84,685)	(120,723)

Other income (expense):
Interest expense	(23,550)	(7,062)
Gain on derivative liability	15,970	-
Gain on settlement of debt	2,416	-

Total other income (expense)	(5,164)	(7,062)

Loss before income taxes	(89,849)	(127,785)

Provision for income taxes	-	-

Net loss	$(89,849)	$(127,785)

Net loss per common share – basic and diluted	$(0.00)	$(0.09)

Weighted average shares outstanding– basic and diluted	20,350,842	1,405,896

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(89,849)	$(127,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	791	5,760
Amortization of debt discount to interest expense	14,065	-
Gain on derivative liability	(15,970)	-
Gain on settlement of debt	(2,416)	-
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(5,026)	1,575
Increase in accounts payable	39,368	49,479
Increase in accrued interest payable	1,009	375
Increase in accrued interest payable – related parties	5,806	927
Increase in payables – related parties	37,833	22,242
Net cash used in operating activities	(14,389)	(47,427)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable – related parties	-	47,500
Proceeds from convertible notes payable	14,500	-

Net cash provided by financing activities	14,500	47,500

Net increase in cash	111	73

Cash at beginning of period	396	503
Cash at end of period	$507	$576

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Notes to Condensed Consolidated Financial Statements
July 31, 2014
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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2014, the Company has no revenues, has accumulated losses of $1,392,923 since inception on June 19, 2008 and a working capital deficit of $754,324 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

2. Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.  These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Long Canyon.  All inter-company transactions and balances have been eliminated.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2014 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2014, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2014 and 2013.  The results of operations for the three months ended July 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2015.

3. Mineral Claims

On April 7, 2014, the Company, on behalf of its wholly owned subsidiary, Long Canyon, executed an agreement with EMAC Handels AG (“EMAC”), the majority shareholder of the Company at the date of the agreement and a related party, to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend area of Elko County, Nevada.  The Company issued 12,000,000 restricted shares of its common stock to EMAC valued at $240,000, the historical cost basis of the mineral properties to EMAC.  This amount has been recorded as mineral claims, a non-current asset in the Company’s consolidated balance sheets.

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

In August 2013, the Company paid $6,600 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2013, $2,200 of which were recognized as prepaid expenses as of April 30, 2014 and $550 of which were recognized as prepaid expenses as of July 31, 2014.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

4. Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its Chief Executive Officer executed on April 30, 2011, a Service Agreement between the Company and its former Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011, whereby the fee is based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of July 31, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014.  Consideration for this acquisition is to be $900,000 cash.

As of July 31, 2014 and April 30, 2014, the Company had payable balances due to related parties totaling $262,738 and $399,905, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	July 31, 2014	April 30, 2014

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	101,000

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	30,000

	$25,000	$156,000

On May 4, 2014, the Company issued 1,507,080 shares of its common stock in the conversion of the $101,000 convertible note payable - related party and accrued interest payable – related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock in the conversion of the $30,000 convertible note payable – related party.

All convertible notes payable – related parties were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2014, the remaining convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties, all of which are in default, consisted of the following at:

	July 31, 2014	April 30, 2014

Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656

Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500

Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $6,711 and $50,613 at July 31, 2014 and April 30, 2014, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	July 31, 2014	April 30, 2014

Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$-	$100,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	-	25,010

Note payable, no interest, convertible into common stock of the Company at $0.05 per share	11,000	36,000

Note payable, no interest, convertible into common stock of the Company at $0.10 per share 90 days from demand	141,150	141,150

Note payable, no interest, convertible into common stock of the Company at $0.10 per share on a quarterly basis	14,500	-

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on November 18, 2014	42,500	42,500

Other, with interest at 6% per annum	9,000	9,000

Less discount	(16,816)	(30,881)

	$201,334	$322,779

On May 4, 2014, the Company issued 800,000 shares of its common stock in the conversion of the $100,000 convertible note payable.

On May 4, 2014, the Company issued 1,000,000 shares of its common stock in the conversion of the $25,010 convertible note payable, $25,000 of the $36,000 convertible note payable, $2,406 in accrued interest payable, recognizing a gain on settlement of debt of $2,416.

The $11,000 and $141,150 convertible notes payable outstanding at July 31, 2014 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2014, these two convertible notes had not been converted and therefore are in default.

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

During the three months ended July 31, 2014, we had the following activity in the accounts related to the convertible note to institutional investor:

	Derivative Liability	Debt Discount	Gain on Derivative Liability

Balance at April 30, 2014	$63,359	$30,881	$-

Gain on derivative liability	(15,970)	-	15,970

Amortization of debt discount to interest expense	-	(14,065)	-

Balance at July 31, 2014	$47,389	$16,816	$15,970

The estimated fair values of the derivative liability at the inception of the convertible note to institutional investor and at July 31, 2014 were calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.04%

Expected life in years	0.30

Dividend yield	0%

Expected volatility	115.80%

Accrued interest payable was $2,104 and $3,501 at July 31, 2014 and April 30, 2014, respectively.

6. Financial Instruments

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

As of July 31, 2014, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company’s convertible notes was not determinable since there has been no current market value for the Company’s common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible note payable to an institutional investor entered into in February 2014 and related derivative liability are measured at fair value on a recurring basis and estimated as follows at July 31, 2014:

	Total	Level 1	Level 2	Level 3

Derivative liability	$47,389	$-	$-	$47,389

Convertible notes payable	42,500	-	-	42,500

Total liabilities measured at fair value	$89,889	$-	$-	$89,889

7. Stockholders’ Deficit

Common Stock:

The Company has 200,000,000 shares of $0.001 par value common stock authorized.  On February 20, 2014, a majority of the shareholders of the Company holding 82.95% of the Company’s voting stock approved a 20:1 reverse stock split.   On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split.  FINRA approved the reverse split effective April 4, 2014.  The reverse stock split has been given retroactive effect in the accompanying consolidated financial statements and notes thereto.

During the three months ended July 31, 2014, the Company issued a total of 6,307,080 shares of its common stock:  1,800,000 shares for convertible notes payable of $150,010, accrued interest payable of $2,406 and gain on extinguishment of debt of $2,416; 2,107,080 shares for convertible notes payable – related parties of $131,000 and accrued interest payable of $49,708; and 2,400,000 shares for payables – related parties of $175,000.

Preferred Stock:

The Company has 20,000,000 shares of $0.0001 par value preferred stock.

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

The Company has the following commitments as of July 31, 2014:

a)
Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a six-year term. From May 2011 to April 2013, the Company paid EMAC a monthly fee of $3,500 for administration services, office rent of $250, and office supplies of $125.  Commencing May 1, 2013, the monthly fee for administrative services increased to $5,000. Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)	Service Agreement with Delbert G. Blewett signed on April 30, 2011. The Company pays Blewett a Director’s fee of $2,500 per month. The fees may be paid in cash and or with common stock.

c)	Service Agreement with Stephen M. Studdert, President of Long Canyon, for administration fees of $2,500 per month. signed on December 6, 2012. The fees may be paid in cash and or with common stock.

d)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $900,000 cash, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of July 31, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014. There was no additional cost or consideration related to the extension of this option.

e)
In order to maintain the Company’s claims and/or leases, the Company must make annual payments to the Bureau of Land Management (“BLM”) and the State of Nevada, due in September of each year.  Payment to the BLM is currently $145 per claim and the State of Nevada is currently $70 per claim.  The annual payments for the 275 claims currently under option are the responsibility of the related party optioning the claims to the Company.

9. Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the financial statement distinction between development stage entities and other reporting entities from U.S. generally accepted accounting principles (“GAAP”).  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows and shareholder equity; (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged; and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

For public entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued.  The Company adopted the provisions of ASU No. 2014-10 during its first fiscal quarter ended July 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 310-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures.  The amendments are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early application is permitted.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2014-15 on its consolidated financial statements.

10. Supplemental Statement of Cash Flows Information

During the three months ended July 31, 2014 and 2013, the Company paid no amounts for interest or income taxes.

During the three months ended July 31, 2014, the Company had the following non-cash investing and financing activities:

Increased common stock by $239, increased additional paid-in capital by $174,761 and decreased payables – related parties by $175,000.

Increased common stock by $211, increased additional paid-in capital by $180,497, decreased accrued interest payable – related parties by $49,708 and decreased convertible notes payable – related parties by $131,000.

Increased common stock by $180, increased additional paid-in capital by $149,820, decreased accrued interest payable by $2,406 and decreased convertible notes payable by $150,010.

During the three months ended July 31, 2013, the Company had no non-cash investing or financing activities.

11. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after July 31, 2013 that would have a material impact on the Company’s financial results or require disclosure.

On May 21, 2014, the Company entered into an agreement to acquire 100% of the issued and outstanding capital shares of Marshall Thomsen Ltd., a development stage company that intends to produce and distribute medicinal marijuana in Canada.  Marshall Thomsen had previously applied to Health Canada for a Commercial Production License as a commercial grower of cannabis. The agreement provided for a closing on or before July 31, 2014, which was extended to August 31, 2014.  However, the agreement did not close on August 31 and the Company and Marshall Thomsen came to a mutual understanding to terminate the agreement on that date without any further obligations.  As a result of the mutual termination of the agreement, neither party will have any future or ongoing obligations under the agreement. There were no early termination penalties incurred by either party due to the termination.

On August 21, 2014, we issued 68,966 shares of our common stock to an institutional investor in the conversion of $12,000 principal amount of a convertible note payable.

Item 2.                       Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Canyon Gold Corp. (“Canyon Gold” or the “Company”) was incorporated in the State of Delaware on May 27, 1998.  Canyon Gold presently holds mining claims and leases located in the State of Nevada.

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

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of July 31, 2014, the option had not been exercised.  The Company and EMAC have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014. There was no additional cost or consideration related to the extension of this option.

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

Our principal executive office is located at 4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147, telephone 1-(888) 788-0986.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.  The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

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

Going Concern

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2014, the Company has no revenues, has accumulated losses of $1,392,923 since inception on June 19, 2008 and a working capital deficit of $754,324 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

For the three months ended July 31, 2014 compared to the three months ended July 31, 2013.

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for either the three months ended July 31, 2014 or 2013.

Our total operating expenses decreased from $120,723 in the three months ended July 31, 2013 to $84,685 in the three months ended July 31, 2014.  The decrease was due primarily to decreases in general and administrative expenses and exploration costs, partially offset by increases in administrative fees and professional fees.

Our other expense decreased from $7,062 in the three months ended July 31, 2013 to $5,164 in the three months ended July 31, 2014. Included in other expense is interest expense, which increased from $7,062 in the three months ended July 31, 2013 to $23,550 in the three months ended July 31, 2014.  The increase in interest expense is due primarily to new debt issued and to the amortization of debt discount to interest expense in the current year.  A substantial portion of our interest expense is incurred to related parties.

Our other income for the three months ended July 31, 2014 was comprised of gain on settlement of debt of $2,416 and gain on derivative liability of $15,970.  We had no other income in the three months ended July 31, 2013.

As a result, our net loss decreased from $127,785 in the three months ended July 31, 2013 to $89,849 in the three months ended July 31, 2014.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At July 31, 2014, we had total current assets of $9,543 (cash of $507) and total current liabilities of $763,867, resulting in a working capital deficiency of $754,324.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $6,711; convertible notes payable – related parties of $25,000; notes payable – related parties of $79,656; and payables – related parties of $262,738.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

During the three months ended July 31, 2014, we substantially improved our working capital deficiency position through the conversion of convertible notes payable totaling $281,010, accrued interest payable totaling $52,114, and payables – related parties totaling $175,000 into shares of our common stock.  We anticipate converting other notes payable into shares of our common stock.

On May 5, 2014, we entered into a loan agreement with a current lender and stockholder whereby the lender agreed to provide ongoing funding of up to $100,000 for our operating purposes.  The lender agreed to convert, on a quarterly basis, the amounts outstanding under the loan agreement into shares of the Company’s common stock at a conversion price of $0.10 per share.  During the three months ended July 31, 2014, we received proceeds of $14,500.  The loan is interest free.

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

We have determined the conversion feature of the convertible promissory note with the institutional investor is a derivative and have estimated its value as a derivative liability of $47,389 at July 31, 2014.

Our outstanding convertible notes payable at July 31, 2014 that were entered into prior to 2014 are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2014, certain of the convertible notes payable had not been converted and, therefore, are in default.

Historically there has been no determinable and active market value for our common stock.  Accordingly, except for our convertible note payable to an institutional investor, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the three months ended July 31, 2014, we used net cash in operating activities of $14,389, as a result of our net loss of $89,849, gain on derivative liability of $15,970, gain on settlement of debt of $2,416 and an increase in prepaid expenses of $5,026, partially offset by imputed interest on convertible notes payable of $791, amortization of debt discount to interest expense of $14,065, and increases in accounts payable of $39,368, accrued interest payable of $1,009, accrued interest payable – related parties of $5,806, and payables – related parties of $37,833.

During the three months ended July 31, 2013, we used net cash in operating activities of $47,427, as a result of our net loss of $127,785, partially offset by imputed interest on convertible notes payable of $5,760, a decrease in prepaid expenses of $1,575, and increases in accounts payable of $49,479, accrued interest payable of $375, accrued interest payable – related parties of $927, and payables – related parties of $22,242.

During the three months ended July 31, 2014 and 2013, we had no cash provided by or used in investing activities.

During the three months ended July 31, 2014, net cash provided by financing activities was $14,500, comprised of proceeds from convertible notes payable.  During the three months ended July 31, 2013, net cash provided by financing activities was $47,500, comprised of proceeds from convertible notes payable – related parties of $47,500.

We have not realized any revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from directors and other stockholders.

We believe a related party and one of our lenders will provide sufficient funds to carry on general operations in the near term.  We expect that we will need to raise additional funds, most likely from the sale of securities or from stockholder loans, to be able to complete our exploration program.  We may not be successful in our efforts to obtain equity financing to carry out our business plan and there is doubt regarding our ability to complete our planned exploration program.

As of July 31, 2014, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months ended July 31, 2014 and 2013.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months ended July 31, 2014 and 2013.

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

Recent Accounting Pronouncements

See the notes to our condensed consolidated financial statements for a discussion of recently issued accounting pronouncements that we have either implemented or that may have a material future impact on our financial position or results of operations.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2014, the Company issued a total of 6,307,080 unregistered shares of its common stock:  1,800,000 shares for convertible notes payable of $150,010, accrued interest payable of $2,406 and gain on extinguishment of debt of $2,416; 2,107,080 shares for convertible notes payable – related parties of $131,000 and accrued interest payable of $49,708; and 2,400,000 shares for payables – related parties of $175,000.  The above securities were issued in private transactions to related parties pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3.                      Defaults Upon Senior Securities

This item is not applicable.

Item 4.                      Mine Safety Disclosure

This item is not applicable.

Item 5.                      Other Information

On May 21, 2014, Canyon Gold Corp. entered into an agreement to acquire 100% of the issued and outstanding capital shares of Marshall Thomsen Ltd., a development stage company that intends to produce and distribute medicinal marijuana in Canada.  Marshall Thomsen had previously applied to Health Canada for a Commercial Production License as a commercial grower of cannabis. The agreement provided for a closing on or before July 31, 2014, which was extended to August 31, 2014.  However, the agreement did not close on August 31 and the Company and Marshall Thomsen came to a mutual understanding to terminate the agreement on that date without any further obligations.

The initial agreement provided that the Company was to issue to the sole shareholder of Marshall Thomsen 1,000,000 shares of Canyon Gold Series “B” preferred convertible non-voting stock. Each Series “B” preferred share is convertible into 10 shares of Canyon Gold voting common stock. The preferred shares would not be convertible until 12 months following Marshall Thomsen receiving the Commercial Production License.  Marshall Thomsen would also been able to earn up to a total of 1,000,000 Series “A” preferred convertible voting shares upon approval and receipt of the Commercial Production License and completion of at least $12,000,000 in new funding. Marshall Thomsen would have been able to earn up to an additional 7,000,000 Series “A” shares by attaining certain future gross sales levels.  Each Series “A” share has the voting power of 100 common share votes per share and is convertible into 10 common voting shares. Pursuant to the agreement, Canyon Gold was to use its best efforts to assist Marshall Thomsen with funding the planned operations up to a maximum of $12.0 million. The Company would have managed all product, production and marketing from seed to sale.

As a result of the mutual termination of the agreement, neither party will have any future or ongoing obligations under the agreement. There were no early termination penalties incurred by either party due to the termination.

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

CANYON GOLD CORP.

Date: September 15, 2014	By: /S/ Delbert G. Blewett
Delbert G. Blewett
Chief Executive Officer
Acting Chief Financial Officer