Form 10-K/A
period 2014-04-30
CANYON GOLD CORP.
filed 2014-11-25
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

101 Convention Center Dr, Suite. 700 Las Vegas, Nevada 89109
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2013, the last business day of the registrant’s most recently completed second quarter, was $11,398,000.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2013 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of November 25, 2014 was 20,798,976

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CANYON GOLD CORP.
TABLE OF CONTENTS
		Page
PART I

Item 1.	Business	3

Item 1A.	Risk Factors	20

Item 1B.	Unresolved Staff Comments	20

Item 2.	Properties	20

Item 3.	Legal Proceedings	20

Item 4.	Mine Safety Disclosures	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

Item 6.	Selected Financial Data	21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 8.	Financial Statements and Supplementary Data	27

Item 9.	Changes in and Disagreements with Accountants on Accounting and 26Financial Disclosure	27

Item 9A.	Controls and Procedures	27

Item 9B	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	28

Item 11.	Executive Compensation	31

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

Item 13.	Certain Relationships and Related Transactions and Director Independence	32

Item 14.	Principal Accounting Fees and Services	34

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	36

	Signatures	37

	As used in this report, unless otherwise indicated, “we”, “us”, “our”, “Canyon Gold” and the “company” refer to Canyon Gold Corp.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K for Canyon Gold Corp. amends the Form 10-K for the year ended April 30, 2014, originally filed with the SEC on July 29, 2014.  This Amended Form 10-K is being filed solely to revise certain portions of “Item 1, Business”, in response to comments issued by the SEC, and to update “Item 10, Directors, Executive Officers and Corporate Governance”. No other material changes or additions are being made hereby except to update the report as necessary.

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

In July 2011, we acquired 100% of the outstanding capital stock of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada, formerly Ferguson Holdings Ltd. (“Long Canyon”), whereby Long Canyon became our wholly owned subsidiary.  As a result of the acquisition, Canyon Gold and Long Canyon owned and controlled a 100% interest in approximately 640 acres of mineral lease properties and/or 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada. Each of the 30 claims in Section 35 is a Federal BLM unpatented lode claims, 20 acres in size and includes placer rights in Nevada. The actual area of the 30 claims is 600 acres and the balance of approximately 40 acres in Section 35 consists of a slough and swampy pond area. The claims were initially listed as CG #1 through CG#30.

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

Our principal executive office is located at 4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147, telephone (1-800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada. The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

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

Recent Events

On April 7, 2014, Canyon Gold entered into an agreement with EMAC Handels AG, to acquire control of a 100% interest in 180 mineral lease claims, situated in six sections in the west section of the new Long Canyon Gold Trend of the Pequop Mountains area of Elko County, Nevada.  The company anticipates the preparation of a NI 43.101 Technical Report in the near future.  Contingent upon the results of that report and as necessary funding becomes available, we expect to commence an exploration program on the property for possible gold and silver mineralization deposits. The company became delinquent in its assessment payments as of September 3, 2014, but has engaged DRLLC to perform the necessary re-staking of the claims and to make the requisite filings and payments to reinstate the claims, of which there can be no assurance.

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

Canyon Gold and Emac Handels AG were unable to make the large required payment due September 1, 2014 to maintain the 275 claims adjacent to section 35, nor the 180 claims at Pequop Mountain and thus the interest in these sections were not renewed and do not appear on the claims map.

All of our properties including the claims subject to the option are located in the west section of the new Long Canyon Gold Trend area of Nevada. These properties are located next to other exploration projects owned by other mining companies in the Long Canyon Gold Trend. All of the claims are located in Section 35, T 34N R63E, Mount Diablo Base & Meridian (Meridian MDB&M).  We intend to explore the claims for gold and silver mineralization deposits.

The property rights to each claim are acquired by first staking the ground with a legal marker wooden post with identification of the location, date of staking location and owners name attached to each post. The locator or owner then has a period of time to then file the Mining Claim Notices with the County Recorders office and, in this case, in Elko County, Nevada. A fee is paid for this filing and a County Stamp with the date of such recording is put on each Claim Location Notice. The locator or owner then has up to 90 days from the location date on the Claim Notice to file and pay an additional fee to the BLM in Reno, Nevada to record the ownership of each claim with the BLM. The locator or owner is then officially listed with both the County and the BLM as having the mineral claim control to the claims and holds complete ownership interest in the surface rights and subsurface rights to all minerals on the claims up to the new required notice to hold date, which is the following next September 1 date from the date of the location on the Claim Notice.  It is officially recognized that the locator or owner has such rights on the ground that each claim is located on from the date the posts are put in the ground on the claim with the attached document as well until the proper recording dates required by the County and the BLM.

It should be noted that the company did not make requisite assessment payments on the 30 claims by the September 1, 2014 due date (final payment due September 3) that necessitated re-staking the claims and making new filing and payments to retain the claims.  The company’s consultants (DRLLC) re-staked the claims on September 5, 2014 and registered the claims with the Elko County Recorders office and must make requisite filings and pay the applicable fees with the BLM within 90 days from the re-staking date.  Management is taking the necessary actions and believes that all filings and filing fees will be made within the allotted time period.

The claims were initially listed as CG#1 through CG#30. However, due to the re-staking and re-filing of the claims, they will not be registered with the BLM until we file the necessary documents and pay the requisite fees. We have registered the 35 claims with the Elko County Recorders office. Following the re-staking, the claims are under the control of the company, provided we make the requisite filings and payment to the BLM within the 90 day period of the re-staking date, at which time the claims will be legally registered. In the event we do not meet the 90 day deadline, we would once again have to re-stake the claims. In that event we have the risk of losing the claims, particularly if another party were to come in and re-stake the claims ahead of us.

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

The 180 claims acquired from EMAC Handels AG in April 2014 are in proximity to the Pequop Mountain discovery in the Long Canyon Trend area of Elko County, Nevada. The claims are located at Range 65E Township 34N and 35N, in Mount Diablo Base & Meridian (Meridian MDB&M). We plan to explore these claims for possible gold deposits similar to the original discovery now owned by New Mont Mining adjacent to the 180 claims. We intend to commission a NI 43.101 Technical Report by a qualified geologist in the near future and as adequate funds permit. Subject to the results of that report, we plan to move aggressively to fully explore the claims with preliminary geologic expectations of a Carlin Type gold deposit similar to the Newmont Pequot discovery.

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

We did not make the requisite assessment payments on the 30 BLM claims by the September 1, 2014 due date, but we did re-stake the claims on September 5, 2014 and registered the claims with the Elko County Recorders office.  We intend to make new filings and payments to the BLM within the applicable 90 day period to retain the claims. The annual payments for the Pequop Mountain claims and the 275 claims optioned from EMAC were also not paid by the September 1 due date. We have engaged DRLLC to perform the necessary re-staking of the Pequop Mountain claims and to make the requisite filings and payments to reinstate the claims, although the re-staking has not yet been accomplished.  We currently have not made arrangements for renewing the EMAC optioned claims and could possibly lose those claims.

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

CANYON GOLD CORP.

Exploration & Mining in NEVADA

Topo Map - Elko-Wells-Claims

Road Map - Wells to Claims

Topo Map - Claims-Grid

Claims Grid

Claims Area

Pictures: Highway 93 South
Entrance to Tobar Road
Claim Area

ELKO - WELLS –
CLAIMS

N
WELLS
Wood Hills
ELKO
Canyon Gold Claims
Snow Water Lake

Scale: 1 Inch = 10 Miles

As of November 21, 2014

CANYON GOLD – CLAIMS - OWNED AND OPTIONED

N
NEWMONT
($2.3 Billion Acquisition)
CGCC (180 claim)
Pequot
Nulegacy / Renaissance
(Wood Hill South)
CGCC (30 claims)
35
CGCC
20
21
22
23
29
28
27
26
32
33
34
5
4
8
9
INDEPENDENCE
VALLEY
ALKALI FLAT
PACIFIC
Black Ridge
RIDGE
Little Lake
Spruce

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

With the completion of phase one of our exploration program and receipt of the final geology report and its recommendations to continue with Phase Two of the company’s exploration program, we will need an estimated $1,057,200 in funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we are unable to raise additional funds for this work, we would be unable to proceed, even if a mineral deposit is discovered. The following planned phases presume that we are successful in re-registering our BLM claims.

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

As of November 24, 2014 there were approximately 102 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Item 9B.            Other Information.

Not applicable.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Stephen M. Studdert	65	President, CEO, Secretary, Interim CFO and Director

Alexander S. Romanchuk B.A., LL,B.	78	Director

On May 21, 2014, Stephen M. Studdert resigned as a director, President and CEO. He was replaced as President and CEO by Delbert Blewett, an incumbent director. Mr. Studdert remained as the President and Director of our wholly owned subsidiary, Long Canyon. On August 21, 2014, Alexander S. Romanchuk was appointed as a new director. In October 2014, Delbert Blewett passed away and was replaced as a director, President and CEO by Stephen Studdert.  We presently anticipate that we will consider new, qualified persons to become directors in the future, although no new appointments or arrangements have been made as of the date hereof.

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

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Delbert Blewett, B.Sc.Ll.B, served as a director of Canyon Gold since March 14, 2011 and served as President and CEO until October 16, 2013 and again from May 20, 2014 until his death in October 2014.  On August 2, 2013, Mr. Blewett was appointed as Interim CFO, pending the appointment of a permanent CFO. Mr. Blewett earned a Bachelor of Science in Agriculture as well as the Bachelor of Laws from the University of Saskatchewan in Canada.  From 1963 to 1994, Mr. Blewett managed his own private law practices in the Provinces of Saskatchewan, Alberta and British Columbia specializing in business law. Upon retiring from active law practice in 1994, Mr. Blewett became active as an individual investor and consultant in various business ventures.  He became a director of SwissAmera Enterprises, Inc., in May 1995. SwissAmera changed its name to Royal Oil & Gas, Corp. in 2001, then to Quintana Gold Resources, Corp. in 2008 and then to Clean Transportation Group, Inc. (“CTGI”) in 2011.  During this period, Mr. Blewett served as a director and was Secretary from 2000 to 2005, then served as President from 2005 until May 2011, at which time he resigned as President and was appointed Secretary. He remains on the Board and as Secretary CTGI as of this date.  From 1996, CTGI was a development stage company seeking acquisitions of or mergers with an operating company.  In August 2011, CTGI acquired Engine Clean Solutions, Inc. and has become engaged in the business of offering a line of automotive maintenance service products to engine manufacturers, distributors, dealers and service centers. Also, from 2001 to 2003, Mr. Blewett was director of AR Associates, Inc. and served as interim President from 2001 to 2002 and Secretary from 2002 to 2003.  During the time Mr. Blewett was associated with AR Associates, it owned certain mineral claims in Canada.  Thereafter, AR Associates acquired rights to an electronic system known as Green Wave Technology.  AR Associates filed a registration statement on Form 10-SB in 1999, but no periodic filings were subsequently made with the SEC.  Its registration under the Securities Exchange Act of 1934 was revoked as a delinquent filer on December 10, 2007 pursuant to Section 12(j) of that Act.

Mr. Blewett is a non-practicing member of the Law Society of Alberta and a past member of the Law Society of Saskatchewan. With his many years of experience in the practice of business law, as well as the development, funding and consulting of various business ventures, we believe Mr. Blewett brings valuable knowledge, business experience and contacts to the company.

Stephen M. Studdert was appointed as a director on December 16, 2012 and served as President and CEO from October 16, 2013 to May 21, 2014. At that time he resigned as a director, President and CEO and was appointed as President and CEO of our subsidiary, Long Canyon Gold Resources Corp. Mr. Studdert was re-appointed as a director and named President and CEO on October 12, 2014, filling the vacancy created by the passing of Delbert G. Blewett.  Mr. Studdert is founder and chairman of Studdert International, Mantford Ventures, and i3 Technologies. He also founded a commercial bank and has served on many corporate boards of directors. Mr. Studdert served as a White House advisor to U.S. Presidents George Bush, Ronald Reagan, and Gerald Ford, and represented U.S. Presidents in diplomatic assignments to over one hundred nations. By presidential appointment, he served on the President’s Export Council, the Export Advisory Now Council, and the Foreign Trade Practices and Negotiations Subcommittee, and as a United States Delegate to the United Nations Energy Conference in Africa. He also served as a United States Delegate to the 40th NATO Summit and was appointed Federal Home Loan Bank Director in the Clinton Administration.  Mr. Studdert is a graduate of Brigham Young University.

Alexander S. Romanchuk, B.A., LL,B., became a director on August 21 2014.  Mr. Romanchuk will also serve as a member on the Advisory Board of Long Canyon Gold Resources Corp., the company’s wholly owned subsidiary, with gold claims in Elko County, Nevada. Mr. Romanchuk holds a Bachelor of Arts and a Bachelor of Laws from the University of Saskatchewan and engaged in the private practice of law in the Province of Alberta and British Columbia. Mr. Romanchuk has also served as an alderman then Mayor of Grande Prairie, Alberta. In later years he acted as Vice President of AltaRose Construction Ltd. managing the in house sales and all conveyancing.  Mr. Romanchuk will be instrumental assisting the company with funding and acquisition of mineral claims.

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
Chief Financial Officer: Stephen M. Studdert (Interim CFO)
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

The following table depicts compensation paid to officers and directors for the fiscal years ended April 30, 2014, 2013 and 2012.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration		Total

Delbert G. Blewett, President,	2012	$0	$0	$13,000	(1)	$13,000
CEO and Director	2013	$0	$0	$108,000	(2)	$108,000
	2014	$0	$0	$31,500	(3)	$31,500

Harold Schneider, PFO	2012	$0	$0	$37,500	(4)	$37,500
	2013	$0	$0	$75,000	(5)	$75,000
	2014	$0	$0	$7,500	(6)	$7,5000

Stephen M. Studdert,	2013	$0	$0	$50,000	(7)	$50,000
President, CEO and Director	2014	$0	$0	$15,000	(8)	$15,000
**
(1)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2012 includes $10,000 for service as President, CEO and a director, and $3,000 for rent.

(2)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2013 includes $30,000 for service as President and CEO, $75,000 for services as a director, and $3,000 for rent.

(3)	Mr. Blewett’s compensation for the fiscal year ended April 30, 2014 includes $30,000 for service as a director and $1,500 for rent.

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

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of  November 24, 2014 with respect to the beneficial ownership of our common stock and based on 14,491,896 shares outstanding:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Directors and Executive Officers:

Delbert G. Blewett 4730 Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	38,000		0.26%

Stephen M. Studdert, President & CEO 4730 Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	25,000		0.17%

5% Beneficial Owners

Reinhard Hiestand Schuetzenstr. 22, Pfaeffikon/Switzerland	12,132,435	(3)	83.72%

All directors and executive officers as a group (2 persons)	63,000		0.43%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.
(2)	Percentage ownership is based on 14,491,896 shares of common stock outstanding as of November 24, 2014.
(3)	Includes 12,000,000 shares held in the name of EMAC Handels AG that is owned and controlled by Reinhard Hiestand. The remaining 132,435 shares are held in the name of Mr. Hiestand.

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

On April 30, 2011, we executed the service agreement with our former President, CEO and director, Delbert G. Blewett.  Under the terms of that agreement, as amended, Mr. Blewett provides management services, as required and invoiced.  Mr. Blewett has also provided to the company shared office facilities that have been used as our executive offices for the monthly rent of $250.  During the fiscal year ended April 30, 2013, we accrued to Mr. Blewett $30,000 for services as President and CEO, $75,000 for services as a director and $3,000 for rent.   During the fiscal year ended April 30, 2014, we accrued to Mr. Blewett $30,000 for services as a director and $1,500 for rent.

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

During the year ended April 30, 2013, we accrued to Stephen M. Studdert, our President and CEO and director, $50,000 for services as a director.  During the year ended April 30, 2014, we accrued to Mr. Studdert $15,000 for services as President and CEO.

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
Dated: November 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Stephen M. Studdert	CEO, Interim CFO and Director	November 25, 2014
Stephen M. Studdert	(Principal Executive Officer)
(Acting Principal Accounting Officer)

/S/ Alexander S. Romanchuk	Director	November 25, 2014
Alexander S. Momanchuk