Form 10-Q/A
period 2014-07-31
CANYON GOLD CORP.
filed 2014-11-25
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
[Amendment No. 1]

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

101 Convention Center Dr, Suite. 700 Las Vegas, Nevada 89109
(Former address of principal executive offices)

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

As of November 25, 2014, there were 20,867,942 shares of the registrant’s common stock, $0.0001 par value, outstanding.

CANYON GOLD CORP.
FORM 10-Q/A
FOR THE QUARTER ENDED JULY 31, 2014

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for Canyon Gold Corp. amends the Form 10-Q for the quarterly period ended July 31, 2014, originally filed with the SEC on September 15, 2014.  This Amended Form 10-Q is being filed solely to revise certain portions of “Item 4, Controls and Procedures”, in response to comments issued by the SEC. No other material changes or additions are being made hereby except to update the report as necessary.

TABLE OF CONTENTS

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

b)	Service Agreement with Delbert G. Blewett signed on April 30, 2011. The Company pays Blewett a Director’s fee of $2,500 per month. The fees may be paid in cash and or with common stock.

c)	Service Agreement with Stephen M. Studdert, President of Long Canyon, for administration fees of $2,500 per month, signed on December 6, 2012. The fees may be paid in cash and or with common stock.

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

Canyon Gold and Long Canyon own and control a 100% interest in approximately 640 acres of mineral lease properties and/or approximately 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  The properties, located in Section35, T 34N R63, Meridian MDB&M, are held for the purpose of exploration for gold and silver mineralization deposits and are located near existing exploration projects by other mining companies.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosures. Upon revisiting the evaluation, this conclusion has been changed as described below.

During the quarter covered by this report Stephen Studdert, our President, CEO and director resigned from those positions and was replaced as President and CEO by Delbert Blewett, the sole remaining director. It should be noted that in October 2014, Mr. Studdert was reappointed to these positions following the untimely passing of Mr. Blewett. At the end of the quarter, we believe that our internal review failed to indicate that the previously recognized weakness in controls and procedures had not been remedied and thus, it was reported in the original Form 10-Q that our controls and procedures were effective.  We believe that the change in management during the quarter and the absence of sufficient data and information may have contributed to our review not accurately reflecting the current status of controls and procedures as of the end of the quarter.

In conjunction with the filing of this Amendment No. 1 to the Form 10-Q, management re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014.  Based on this re-evaluation, we have concluded that the previously existing material weakness was still an issue and that as of the end of the quarter ended July 31, 2014, our disclosures controls and procedures were not effective. The issue identified is that our controls did not ensure that material transactions were captured with respect to payments made by related parties on behalf of the company resulting in understatement of accrued liabilities and expenses. We further believe that it is necessary for our new management team to initiate a more effective and thorough review of controls and procedures at the end of each future reporting period.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2014, we reported the passing of our President and CEO, Delbert G. Blewett.  Mr. Blewett first became a director of Canyon Gold on March 14, 2011 and served as President and CEO until October 16, 2013 and again from May 20, 2014 until his passing. On October 12, 2014, our remaining director, Alexander S. Romanchuk, appointed Stephen M. Studdert to replace Mr. Blewett as director, President and CEO of Canyon Gold. Mr. Studdert was first appointed as a director on December 16, 2012 and served as our President and CEO from October 16, 2013 to May 21, 2014. At that time he resigned as a director, President and CEO and was appointed as President and CEO of our subsidiary, Long Canyon Gold Resources Corp.  Mr. Romanchuk remains as a director.

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

CANYON GOLD CORP.

Date: November 25, 2014	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer