Form 10-Q
period 2014-10-31
CANYON GOLD CORP.
filed 2014-12-12
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

800 520-9485
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

As of December 12, 2014, there were 20,867,942 shares of the registrant’s common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 31, 2014

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

Canyon Gold Corp.
Condensed Consolidated Balance Sheets

	October 31, 2014	April 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$-	$396
Prepaid expenses	11,125	4,010

Total current assets	11,125	4,406

Mineral claims	277,820	277,820

Total assets	$288,945	$282,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$156,162	$99,567
Accrued interest payable	2,909	3,501
Accrued interest payable – related parties	7,905	50,613
Derivative liability	23,728	63,359
Convertible notes payable	204,175	322,779
Convertible notes payable – related parties	25,000	156,000
Notes payable – related parties	79,656	79,656
Payables – related parties	310,428	399,905

Total current liabilities	809,963	1,175,380

Total liabilities	809,963	1,175,380

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 20,867,942 and 14,491,896 shares issued and outstanding, respectively	2,087	1,450
Additional paid-in capital	951,350	408,360
Accumulated deficit	(1,474,565)	(1,303,074)

Total stockholders’ deficit	(521,018)	(893,154)

Total liabilities and stockholders’ deficit	$288,945	$282,226

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	10,232	15,436	26,135	80,746
Management and administrative fees	22,500	10,500	45,000	21,000
Professional fees	16,618	12,495	53,750	40,833
Directors’ fees	7,500	7,500	15,000	15,000
Exploration costs	3,950	1,625	5,600	10,700

Total expenses	60,800	47,556	145,485	168,279

Loss from operations	(60,800)	(47,556)	(145,485)	(168,279)

Other income (expense):
Interest expense	(16,094)	(8,845)	(39,644)	(15,907)
Gain (loss) on derivative liability	(924)	-	15,046	-
Gain (loss) on settlement of debt	(3,824)	35,000	(1,408)	35,000

Total other income (expense)	(20,842)	26,155	(26,006)	19,093

Loss before income taxes	(81,642)	(21,401)	(171,491)	(149,186)

Provision for income taxes	-	-	-	-

Net loss	$(81,642)	$(21,401)	$(171,491)	$(149,186)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.11)

Weighted average shares outstanding – basic and diluted	20,852,200	1,413,226	20,601,521	1,409,531

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(171,491)	$(149,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	1,352	11,520
Amortization of debt discount to interest expense	25,064	-
Gain on derivative liability	(15,046)	-
(Gain) loss on settlement of debt	1,408	(35,000)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(7,115)	(3,400)
Increase in accounts payable	56,595	49,832
Increase in accrued interest payable	1,814	750
Increase in accrued interest payable – related parties	7,000	2,264
Increase in payables – related parties	85,523	66,217
Net cash used in operating activities	(14,896)	(57,003)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable – related parties	-	56,500
Proceeds from convertible notes payable	14,500	-

Net cash provided by financing activities	14,500	56,500

Net decrease in cash	(396)	(503)

Cash at beginning of period	396	503
Cash at end of period	$-	$-

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Notes to Condensed Consolidated Financial Statements
October 31, 2014
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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2014, the Company has no revenues, has accumulated losses of $1,474,565 since inception on June 19, 2008 and a working capital deficit of $798,838 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2014, the consolidated results of its operations for the three months and six months ended October 31, 2014 and 2013, and its consolidated cash flows for the six months ended October 31, 2014 and 2013.  The results of operations for the three months and six months ended October 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2015.

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

As of October 31, 2014, the Company has accrued $6,600 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2014.

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

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of October 31, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014.  Consideration for this acquisition is to be $900,000 cash.

As of October 31, 2014 and April 30, 2014, the Company had payable balances due to related parties totaling $310,428 and $399,905, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	October 31, 2014	April 30, 2014

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	101,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	30,000

	$25,000	$156,000

On May 4, 2014, the Company issued 1,507,080 shares of its common stock in the conversion of the $101,000 convertible note payable - related party and accrued interest payable – related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock in the conversion of the $30,000 convertible note payable – related party.

All convertible notes payable – related parties were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2014, the remaining convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties, all of which are in default, consisted of the following at:

	October 31, 2014	April 30, 2014

Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $7,905 and $50,613 at October 31, 2014 and April 30, 2014, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	October 31, 2014	April 30, 2014

Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$-	$100,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	-	25,010
Note payable, no interest, convertible into common stock of the Company at $0.05 per share	11,000	36,000
Note payable, no interest, convertible into common stock of the Company at $0.10 per share 90 days from demand	141,150	141,150
Note payable, no interest, convertible into common stock of the Company at $0.10 per share on a quarterly basis	14,500	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on November 18, 2014	30,500	42,500
Other, with interest at 6% per annum	9,000	9,000
Less discount	(1,975)	(30,881)

	$204,175	$322,779

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

The $11,000 and $141,150 convertible notes payable outstanding at October 31, 2014 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2014, these two convertible notes had not been converted and therefore are in default.

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

On August 21, 2014, the Company issued 68,966 shares of its common stock in the conversion of $12,000 principal of the convertible note payable to institutional investor.

During the six months ended October 31, 2014, we had the following activity in the accounts related to the convertible note to institutional investor:

	Derivative Liability	Debt Discount	Gain on Derivative Liability

Balance at April 30, 2014	$63,359	$30,881	$-
Gain on derivative liability	(15,046)	-	15,046
Conversion of debt to shares of common stock	(24,585)	(3,842)
Amortization of debt discount to interest expense	-	(25,064)	-

Balance at October 31, 2014	$23,728	$1,975	$15,046

The estimated fair value of the derivative liability at October 31, 2014 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.01%
Expected life in years	0.05
Dividend yield	0%
Expected volatility	100.62%

Accrued interest payable was $2,909 and $3,501 at October 31, 2014 and April 30, 2014, respectively.

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

As of October 31, 2014, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company’s convertible notes was not determinable since there has been no current market value for the Company’s common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible note payable to an institutional investor entered into in February 2014 and related derivative liability are measured at fair value on a recurring basis and estimated as follows at October 31, 2014:

	Total	Level 1	Level 2	Level 3

Derivative liability	$23,728	$-	$-	$23,728
Convertible notes payable	30,500	-	-	30,500

Total liabilities measured at fair value	$54,228	$-	$-	$54,228

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

During the six months ended October 31, 2014, the Company issued a total of 6,376,046 shares of its common stock:  1,868,966 shares for convertible notes payable (net of discount) of $158,168, accrued interest payable of $2,406, derivative liability of $24,584 and loss on extinguishment of debt of $1,408; 2,107,080 shares for convertible notes payable – related parties of $131,000 and accrued interest payable of $49,708; and 2,400,000 shares for payables – related parties of $175,000.

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

The Company has the following commitments as of October 31, 2014:

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

d)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $900,000 cash, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of October 31, 2014, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014. There was no additional cost or consideration related to the extension of this option.

e)
In order to maintain the Company’s claims and/or leases, the Company must make annual payments to the Bureau of Land Management (“BLM”) and the State of Nevada, due in September of each year.  Payment to the BLM is currently $150 per claim and the State of Nevada is currently $70 per claim.  The annual payments for the 275 claims currently under option are the responsibility of the related party optioning the claims to the Company.

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

10. Supplemental Statement of Cash Flows Information

During the six months ended October 31, 2014 and 2013, the Company paid no amounts for interest or income taxes.

During the six months ended October 31, 2014, the Company had the following non-cash investing and financing activities:

Increased common stock by $239, increased additional paid-in capital by $174,761 and decreased payables – related parties by $175,000.

Increased common stock by $211, increased additional paid-in capital by $180,497, decreased accrued interest payable – related parties by $49,708 and decreased convertible notes payable – related parties by $131,000.

Increased common stock by $187, increased additional paid-in capital by $186,380, decreased accrued interest payable by $2,406 and decreased convertible notes payable (net of discount) by $158,168.

During the six months ended October 31, 2013, the Company had the following non-cash investing and financing activities:

Increased common stock by $170, increased additional paid-in capital by $169,830 and decreased payables – related parties by $170,000.

11. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after October 31, 2014 that would have a material impact on the Company’s financial results or require disclosure.

Subsequent to October 31, 2014, the Company repaid the remaining principal balance of $30,500 of the convertible note payable to institutional investor, along with $2,051 in accrued interest payable.

To fund the convertible note repayment, on November 18, 2014, the Company entered into a loan agreement for $32,050 from a related party.  The loan bears interest at an annual rate of 6% and is payable on or before May 31, 2015.

On December 3, 2014, the Company entered into a convertible promissory note with an institutional investor (“Investor”) for $38,000, which bears interest at an annual rate of 8% and matures on September 5, 2015.  The Investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company will have no right of prepayment.

Subsequent to October 31, 2014, the Company paid federal claims fees of $6,360.

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

Canyon Gold and Long Canyon own and control a 100% interest in approximately 640 acres of mineral lease properties and/or approximately 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  The properties, located in Range Section 35, T 34N R63, Meridian MDB&M, are held for the purpose of exploration for gold and silver mineralization deposits and are located near existing exploration projects by other mining companies.

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of October 31, 2014, the option had not been exercised.  The Company and EMAC have from time to time entered into extension agreements and the option has currently been extended to December 31, 2014. There was no additional cost or consideration related to the extension of this option.

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

Going Concern

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2014, the Company has no revenues, has accumulated losses of $1,474,565 since inception on June 19, 2008 and a working capital deficit of $798,838 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three months and six months ended October 31, 2014 or 2013.

Our total operating expenses increased to $60,800 in the three months ended October 31, 2014 from $47,556 in the three months ended October 31, 2013.  The increase was due primarily to increases in management and administrative fees and professional fees.   On a year-to-date basis, our total operating expenses decreased to $145,485 in the six months ended October 31, 2014 from $168,279 in the six months ended October 31, 2013.  The decrease was due primarily to decreases in general and administrative expenses and exploration costs, partially offset by increases in administrative fees and professional fees.

Our interest expense increased to $16,094 in the three months ended October 31, 2014 from $8,845 in the three months ended October 31, 2013, and increased to $39,644 in the six months ended October 31, 2014 from $15,907 in the six months ended October 31, 2013.  The increase in interest expense is due primarily to new debt issued and to the amortization of debt discount to interest expense in the current year.  A substantial portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability in the three months ended October 31, 2014 of $924 and a gain on derivative liability of $15,046 in the six months ended October 31, 2014.  We had no gain or loss on derivative liability in the three months and six months ended October 31, 2013.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of $3,824 in the three months ended October 31, 2014 and recognized a gain on extinguishment of debt of $35,000 for the three months ended October 31, 2013.  On a year-to-date basis, we recognized a loss on extinguishment of debt of $1,408 in the six months ended October 31, 2014 and recognized a gain on extinguishment of debt of $35,000 for the six months ended October 31, 2013.

As a result, our net loss increased to $81,642 in the three months ended October 31, 2014 from $21,401 in the three months ended October 31, 2013, and increased to $171,491 in the six months ended October 31, 2014 and $149,186 in the six months ended October 31, 2013.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At October 31, 2014, we had total current assets of $11,125 (no cash) and total current liabilities of $809,963, resulting in a working capital deficiency of $798,838.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $7,905; convertible notes payable – related parties of $25,000; notes payable – related parties of $79,656; and payables – related parties of $310,428.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

During the six months ended October 31, 2014, we substantially improved our working capital deficiency position through the conversion of convertible notes payable (net of discount) totaling $289,168, accrued interest payable totaling $52,114, and payables – related parties totaling $175,000 into shares of our common stock.  We anticipate converting other notes payable into shares of our common stock.

On May 5, 2014, we entered into a loan agreement with a current lender and stockholder whereby the lender agreed to provide ongoing funding of up to $100,000 for our operating purposes.  The lender agreed to convert, on a quarterly basis, the amounts outstanding under the loan agreement into shares of the Company’s common stock at a conversion price of $0.10 per share.  During the six months ended October 31, 2014, we received proceeds of $14,500.  The loan is interest free.

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

We have determined the conversion feature of the convertible promissory note with the institutional investor is a derivative and have estimated its value as a derivative liability of $23,728 at October 31, 2014.

On August 21, 2014, the Company issued 68,966 shares of its common stock in the conversion of $12,000 principal of the convertible note payable to institutional investor.

Our outstanding convertible notes payable at October 31, 2014 that were entered into prior to 2014 are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2014, certain of the convertible notes payable had not been converted and, therefore, are in default.

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

During the six months ended October 31, 2014, we used net cash in operating activities of $14,896, as a result of our net loss of $171,491, gain on derivative liability of $15,046, and an increase in prepaid expenses of $7,115, partially offset by non-cash expenses totaling $27,824 and increases in accounts payable of $56,595, accrued interest payable of $1,814, accrued interest payable – related parties of $7,000, and payables – related parties of $85,523.

During the six months ended October 31, 2013, we used net cash in operating activities of $57,003, as a result of our net loss of $149,186 gain on settlement of debt of $35,000 and an increase in prepaid expenses of $3,400, partially offset by imputed interest on convertible notes payable of $11,520 and increases in accounts payable of $49,832, accrued interest payable of $750, accrued interest payable – related parties of $2,264, and payables – related parties of $66,217.

During the six months ended October 31, 2014 and 2013, we had no cash provided by or used in investing activities.

During the six months ended October 31, 2014, net cash provided by financing activities was $14,500, comprised of proceeds from convertible notes payable.  During the six months ended October 31, 2013, net cash provided by financing activities was $56,500, comprised of proceeds from convertible notes payable – related parties.

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

As of October 31, 2014, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months and six months ended October 31, 2014 and 2013.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months and six months ended October 31, 2014 and 2013.

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

Item 4.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) (“Exchange Act”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosures.

During our fiscal quarter ended July 31, 2014, Stephen Studdert, our President, CEO and director resigned from those positions and was replaced as President and CEO by Delbert Blewett, the sole remaining director. In October 2014, Mr. Studdert was reappointed to these positions following the untimely passing of Mr. Blewett. As reported in Amendment No. 1 to the Form 10-Q for the quarter ended July 31, 2014, we re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014.  Based on this re-evaluation, we concluded that as of the end of the quarter ended July 31, 2014, our disclosures controls and procedures were not effective. The material weakness identified is that our controls did not ensure that material transactions were captured with respect to payments made by related parties on behalf of the Company resulting in understatement of accrued liabilities and expenses.  We have concluded that this material weakness also existed at October 31, 2014.  We further believe that it is necessary for our new management team to initiate a more effective and thorough review of controls and procedures at the end of each future reporting period.

Changes in Internal Control over Financial Reporting.  Other than the matter discussed above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2014, the Company issued 68,966 shares of its common stock for convertible notes payable (net of discount) of $8,158, derivative liability of $24,584 and loss on extinguishment of debt of $3,824.  The above securities were issued in private transactions to related parties pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

CANYON GOLD CORP.

Date: December 12, 2014	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer