Form 10-Q
period 2015-01-31
CANYON GOLD CORP.
filed 2015-03-13
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

As of March 16, 2015, there were 20,867,942 shares of the registrant’s common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2015

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

Canyon Gold Corp.
Condensed Consolidated Balance Sheets

	January 31, 2015	April 30, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$240	$396
Prepaid expenses	9,959	4,010

Total current assets	10,199	4,406

Mineral claims	277,820	277,820

Total assets	$288,019	$282,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$134,582	$99,567
Accrued interest payable, net	1,042	3,501
Accrued interest payable – related parties	9,480	50,613
Derivative liability	43,987	63,359
Convertible notes payable, net	180,111	322,779
Convertible notes payable – related parties	57,050	156,000
Notes payable – related parties	79,656	79,656
Payables – related parties	345,428	399,905

Total current liabilities	851,336	1,175,380

Total liabilities	851,336	1,175,380

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 20,867,942 and 14,491,896 shares issued and outstanding, respectively	2,087	1,450
Additional paid-in capital	951,912	408,360
Accumulated deficit	(1,517,426)	(1,303,074)

Total stockholders’ deficit	(563,317)	(893,154)

Total liabilities and stockholders’ deficit	$288,019	$282,226

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	11,549	11,224	37,684	91,970
Management and administrative fees	22,500	18,000	67,500	39,000
Professional fees	15,295	16,168	69,045	57,001
Directors’ fees	-	7,500	15,000	22,500
Exploration costs	1,650	1,650	7,250	12,350

Total expenses	50,994	54,542	196,479	222,821

Loss from operations	(50,994)	(54,542)	(196,479)	(222,821)

Other income (expense):
Interest expense	(8,934)	(8,955)	(48,578)	(24,862)
Gain (loss) on derivative liability	(4,038)	-	11,008	-
Gain on settlement of debt	21,105	1,000	19,697	36,000

Total other income (expense)	8,133	(7,955)	(17,873)	11,138

Loss before income taxes	(42,861)	(62,497)	(214,352)	(211,683)

Provision for income taxes	-	-	-	-

Net loss	$(42,861)	$(62,497)	$(214,352)	$(211,683)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	20,867,942	29,816,702	20,690,328	28,732,644

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(214,352)	$(211,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on convertible notes payable	1,914	17,280
Amortization of debt discount to interest expense	30,826	-
Gain on derivative liability	(11,008)	-
Gain on settlement of debt	(19,697)	(36,000)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(5,949)	(1,750)
Increase in accounts payable	35,015	71,141
Increase in accrued interest payable	(53)	1,126
Increase in accrued interest payable – related parties	8,575	3,601
Increase in payables – related parties	120,523	99,282
Net cash used in operating activities	(54,206)	(57,003)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable – related parties	53,900	56,500
Proceeds from convertible notes payable	52,500	-
Repayment of convertible notes payable – related parties	(21,850)	-
Repayment of convertible notes payable	(30,500)	-

Net cash provided by financing activities	54,050	56,500

Net decrease in cash	(156)	(503)

Cash at beginning of period	396	503
Cash at end of period	$240	$-

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Notes to Condensed Consolidated Financial Statements
January 31, 2015
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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2015, the Company has no revenues, has accumulated losses of $1,517,426 since inception on June 19, 2008 and a working capital deficit of $841,137 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2015, the consolidated results of its operations for the three months and nine months ended January 31, 2015 and 2014, and its consolidated cash flows for the nine months ended January 31, 2015 and 2014.  The results of operations for the three months and nine months ended January 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2015.

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

On May 15, 2011, the Company entered into an agreement with a related party wherein the Company has the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  The related party shall hold a 2% Net Smelter Royalty on these claims.  As of January 31, 2015, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2015.  Consideration for this acquisition is to be $600,000 cash.

As of January 31, 2015 and April 30, 2014, the Company had payable balances due to related parties totaling $345,428 and $399,905, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	January 31, 2015	April 30, 2014

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	-
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	101,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	30,000

	$57,050	$156,000

On May 4, 2014, the Company issued 1,507,080 shares of its common stock in the conversion of the $101,000 convertible note payable - related party and accrued interest payable – related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock in the conversion of the $30,000 convertible note payable – related party.

Convertible notes payable – related parties issued prior to the current fiscal year were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2015, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties, all of which are in default, consisted of the following at:

	January 31, 2015	April 30, 2014

Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $9,480 and $50,613 at January 31, 2015 and April 30, 2014, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	January 31, 2015	April 30, 2014

Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	$-	$100,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	-	25,010
Note payable, no interest, convertible into common stock of the Company at $0.05 per share	11,000	36,000
Note payable, no interest, convertible into common stock of the Company at $0.10 per share 90 days from demand	141,150	141,150
Note payable, no interest, convertible into common stock of the Company at $0.10 per share on a quarterly basis	14,500	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on September 5, 2015	38,000	42,500
Other, with interest at 6% per annum	9,000	9,000
Less discount	(33,539)	(30,881)

	$180,111	$322,779

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

The $11,000 and $141,150 convertible notes payable outstanding at January 31, 2015 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2015, these two convertible notes had not been converted and therefore are in default.

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

On August 21, 2014, the Company issued 68,966 shares of its common stock in the conversion of $12,000 principal of the convertible note payable to institutional investor.  The Company repaid the remaining principal balance of $30,500 in November 2014.

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

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $3,000 in prepaid expenses, and a debt discount and derivative liability of $37,325 related to the conversion feature.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

During the nine months ended January 31, 2015, we had the following activity in the accounts related to the convertible note to institutional investor:

	Derivative Liability	Debt Discount	Gain on Derivative Liability

Balance at April 30, 2014	$63,359	$30,881	$-
Issuance of convertible note	37,326	37,326
Gain on derivative liability	(11,008)	-	(11,008)
Conversion of debt to shares of common stock and repayment of debt	(45,690)	(3,842)
Amortization of debt discount to interest expense	-	(30,826)	-

Balance at January 31, 2015	$43,987	$33,539	$(11,008)

The estimated fair value of the derivative liability at January 31, 2015 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.07%
Expected life in years	0.59
Dividend yield	0%
Expected volatility	133.90%

Accrued interest payable was $1,042 and $3,501 at January 31, 2015 and April 30, 2014, respectively.

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

As of January 31, 2015, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company’s convertible notes was not determinable since there has been no current market value for the Company’s common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible note payables to institutional investors and related derivative liability are measured at fair value on a recurring basis and estimated as follows at January 31, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$43,987	$-	$-	$43,987
Convertible notes payable	38,000	-	-	38,000

Total liabilities measured at fair value	$81,987	$-	$-	$81,987

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

During the nine months ended January 31, 2015, the Company issued a total of 6,376,046 shares of its common stock:  1,868,966 shares for convertible notes payable (net of discount) of $158,168, accrued interest payable of $2,406, derivative liability of $24,584 and loss on extinguishment of debt of $1,408; 2,107,080 shares for convertible notes payable – related parties of $131,000 and accrued interest payable of $49,708; and 2,400,000 shares for payables – related parties of $175,000.

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

The Company has the following commitments as of January 31, 2015:

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

b)	Service Agreement with Stephen M. Studdert, President of Long Canyon, for administration fees of $2,500 per month, signed on December 6, 2012. The fees may be paid in cash and or with common stock.

c)
On May 15, 2011, the Company executed an option agreement wherein the Company has the option to acquire 100% interest in 275 mineral claims located in the same areas in Nevada for consideration of $600,000 cash, and in addition, the Company shall be obligated to pay the related party a 2% Net Smelter Royalty on these claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of January 31, 2015, the option had not been exercised.  The Company and the related party have from time to time entered into extension agreements and the option has currently been extended to December 31, 2015. There was no additional cost or consideration related to the extension of this option.

d)
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

10. Supplemental Statement of Cash Flows Information

During the nine months ended January 31, 2015 and 2014, the Company paid $1,550 and $0 for interest.

During the nine months ended January 31, 2015 and 2014, the Company paid no amounts for income taxes.

During the nine months ended January 31, 2015, the Company had the following non-cash investing and financing activities:

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

Increased debt discount and derivative liability by $37,326.

During the nine months ended January 31, 2014, the Company had the following non-cash investing and financing activities:

Increased common stock by $170, increased additional paid-in capital by $169,830 and decreased payables – related parties by $170,000.

11. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after January 31, 2015 that would have a material impact on the Company’s financial results or require disclosure.

In March 2015, the Company borrowed $16,000 through a convertible promissory note from an institutional investor.  The note bears interest at 8% per annum and matures nine months following the date of the note.  After 180 days, the note is convertible into shares of the Company’s common stock at a defined conversion price.

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

Additionally, in May 2011 Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland.  Upon exercise of the option, Long Canyon will acquire a 100% interest in approximately 6,250 acres of mineral lease properties and/or 275 BLM mineral lease claims, located adjacent to Canyon Gold and Long Canyon’s 30 claims.  The option agreement stated the option must be exercised by May 31, 2012.  As of January 31, 2015, the option had not been exercised.  The Company and EMAC have from time to time entered into extension agreements and the option has currently been extended to December 31, 2015. There was no additional cost or consideration related to the extension of this option.

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

Going Concern

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2015, the Company has no revenues, has accumulated losses of $1,517,426 since inception on June 19, 2008 and a working capital deficit of $841,137 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2015 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three months and nine months ended January 31, 2015 and 2014.

Our total operating expenses decreased to $50,994 in the three months ended January 31, 2015 from $54,542 in the three months ended January 31, 2014.  The decrease was due primarily to a decrease in directors’ fees.   On a year-to-date basis, our total operating expenses decreased to $196,479 in the nine months ended January 31, 2015 from $222,821 in the nine months ended January 31, 2014.  The decrease was due primarily to decreases in general and administrative expenses, directors’ fees and exploration costs, partially offset by increases in administrative fees and professional fees.

Our interest expense remained constant: $8,934 in the three months ended January 31, 2015 compared to $8,955 in the three months ended January 31, 2015, and increased to $48,578 in the nine months ended January 31, 2015 from $24,862 in the nine months ended January 31, 2014.  The increase in interest expense is due primarily to new debt issued and to the amortization of debt discount to interest expense in the current year.  A substantial portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $4,038 in the three months ended January 31, 2015 and a gain on derivative liability of $11,008 in the nine months ended January 31, 2015.  We had no gain or loss on derivative liability in the three months and nine months ended January 31, 2014.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $21,105 and $1,000 in the three months ended January 31, 2015 and 2014, respectively, and recognized a gain on extinguishment of debt of $19,697 and $36,000 for the nine months ended January 31, 2015 and 2014, respectively.

As a result, our net loss decreased to $42,861 in the three months ended January 31, 2015 from $62,497 in the three months ended January 31, 2014, and increased to $214,352 in the nine months ended January 31, 2015 from $211,683 in the nine months ended January 31, 2014.

We have no firm commitments for capital expenditures other than to complete the acquisition of the optioned properties and to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At January 31, we had total current assets of $10,199 ($240 cash) and total current liabilities of $851,336, resulting in a working capital deficiency of $841,137.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $9,480; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $345,428.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

During the nine months ended January 31, 2015, we substantially improved our working capital deficiency position through the conversion of convertible notes payable (net of discount) totaling $289,168, accrued interest payable totaling $52,114, and payables – related parties totaling $175,000 into shares of our common stock.  We anticipate converting other notes payable into shares of our common stock.

On May 5, 2014, we entered into a loan agreement with a current lender and stockholder whereby the lender agreed to provide ongoing funding of up to $100,000 for our operating purposes.  The lender agreed to convert, on a quarterly basis, the amounts outstanding under the loan agreement into shares of the Company’s common stock at a conversion price of $0.10 per share.  During the nine months ended January 31, 2015, we received proceeds of $14,500.  The loan is interest free.

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

We have determined the conversion feature of the convertible promissory note with the institutional investor is a derivative.

On August 21, 2014, the Company issued 68,966 shares of its common stock in the conversion of $12,000 principal of the convertible note payable to institutional investor.  The Company repaid the remaining principal balance of $30,500 in November 2014.

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

Our outstanding convertible notes payable at January 31, 2015 that were entered into prior to 2014 are convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2015, certain of the convertible notes payable had not been converted and, therefore, are in default.

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

During the nine months ended January 31, 2015, we used net cash in operating activities of $54,206, as a result of our net loss of $214,352, gain on settlement of debt of $19,697, gain on derivative liability of $11,008, increase in prepaid expenses of $5,949, and decrease in accrued interest payable of $53, partially offset by non-cash expenses totaling $32,740 and increases in accounts payable of $35,015, accrued interest payable – related parties of $8,575, and payables – related parties of $120,523.

During the nine months ended January 31, 2014, we used net cash in operating activities of $57,003, as a result of our net loss of $211,683, gain on settlement of debt of $36,000, and increase in prepaid expenses of $1,750, partially offset by imputed interest on convertible notes payable of $17,280, and increases in accounts payable of $71,141, accrued interest payable of $1,126, accrued interest payable – related parties of $3,601, and payables – related parties of $99,282.

During the nine months ended January 31, 2015 and 2014, we had no cash provided by or used in investing activities.

During the nine months ended January 31, 2015, net cash provided by financing activities was $54,050, comprised of proceeds from convertible notes payable – related parties of $53,900 and proceeds from convertible notes payable of $52,500, partially offset by repayment of convertible notes payable – related parties of $21,850 and repayment of convertible notes payable of $30,500.  During the nine months ended January 31, 2014, net cash provided by financing activities was $56,500, comprised of proceeds from convertible notes payable – related parties.

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

As of January 31, 2015, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months and nine months ended January 31, 2015 and 2014.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months and nine months ended January 31, 2015 and 2014.

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

During our fiscal quarter ended July 31, 2014, Stephen Studdert, our President, CEO and director resigned from those positions and was replaced as President and CEO by Delbert Blewett, the sole remaining director. In October 2014, Mr. Studdert was reappointed to these positions following the untimely passing of Mr. Blewett. As reported in Amendment No. 1 to the Form 10-Q for the quarter ended July 31, 2014, we re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014.  Based on this re-evaluation, we concluded that as of the end of the quarter ended July 31, 2014, our disclosures controls and procedures were not effective. The material weakness identified is that our controls did not ensure that material transactions were captured with respect to payments made by related parties on behalf of the Company resulting in understatement of accrued liabilities and expenses.  We have concluded that this material weakness also existed at January 31, 2015.  We further believe that it is necessary for our new management team to initiate a more effective and thorough review of controls and procedures at the end of each future reporting period.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2015, the Company did not issue any shares of its common stock.

Item 3.   Defaults Upon Senior Securities

This item is not applicable.

Item 4.  Mine Safety Disclosure

This item is not applicable.

Item 5.  Other Information

Not applicable

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

CANYON GOLD CORP.

Date: March 13, 2015	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer