Form 10-K
period 2015-04-30
CANYON GOLD CORP.
filed 2015-07-29
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ]                      Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2015

   [    ]                      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54851

CANYON GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (800) 520-9485

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2014, the last business day of the registrant’s most recently completed second quarter, was $1,619,976.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2014 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of July 29, 2015 was 21,049,691.

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

In exchange for the acquisition of Long Canyon, we issued to the stockholders of Long Canyon 27,998,699 shares of our common stock and 500,000 Series B preferred shares, which are convertible into a total of 5.0 million of our common shares.  The Series B preferred shares were assigned to Development Resources LLC (“DRLLC”) as consideration for the 30 BLM mineral lease claims previously acquired by Long Canyon from DRLLC. On July 22, 2011, we issued to EMAC, 600,000 Series A preferred shares, convertible into 6.0 million shares of common stock.  The Series A preferred shares satisfied certain payables to EMAC in connection with Long Canyon’s acquisition of mineral claims and certain related party payables. The payables refer to certain executive and administrative services provided to Canyon Gold and Long Canyon.  Also, at the time of the Long Canyon acquisition, Long Canyon and Canyon Gold agreed that the 600,000 Series A preferred shares would be transferred to EMAC in consideration for a payable to EMAC.  The preferred shares are only convertible into common stock starting 12 months after the first day that our common stock is traded on the on the OTC-Bulletin Board, now the OTCQB.

We have engaged DRLLC of American Fork, Utah to conduct preliminary studies of our claims.  We intend to conduct exploration activities on the properties in phases. We plan to explore for gold, silver and other minerals on the property covering an area of approximately 640 acres. There can be no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

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

Recent Events

On June 6, 2015, Canyon Gold Corp. entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, (“Vaportech”), owner of the Cedar Leaf Oil Vapor Technology (the “Technology”). Vaportech will operate as a subsidiary of Canyon Gold and the acquisition will be accounted for as a business acquisition. In consideration for the acquisition, Canyon Gold will issue 500,000 shares of Canyon Gold Preferred Shares, Series “B” Convertible (“Series “B” Shares”) to those persons directed by Vaportech’s management. The previous owner that transferred the Technology to Vaportech will retain a 10% ownership in Vaportech. The Series “B” Shares do not have voting rights, but each share is convertible into 10 shares of Canyon Gold Common Stock.

Cedar Leaf Oil Vapor Technology disinfects occupied buildings safely using vapor from naturally produced Western Red Cedar Leaf Oil. Vaportech plans to develop, market and distribute the Technology to hospitals and other facilities, which is intended to provide a solution to the problem of antimicrobial resistant organisms (AROs). Research by the Technology developers at Medicine University of British Columbia has shown that Cedar Leaf Oil Vapor is both safe to use in occupied buildings and is effective at killing antimicrobial resistant organisms that are plaguing hospitals. MRSA, VRE, and C difficile are three bacteria commonly found in Canadian hospitals. They can cause symptoms ranging from asymptomatic colonization to septic shock and death. Treatment of these infections is more costly than prevention due to prolonged hospitalization, special control measures, expensive treatments and extensive surveillance.

The Vaportech Technology is based on how the Western Red Cedar tree works in the forest to protect itself from the many fungi, mold and bacteria that exist in the natural environment. The purpose of mold and bacteria in the forest is to breakdown and decay other living organisms overtaking and rotting trees to the ground. Mold and bacteria produce metabolic byproducts that can serve as early indicators of potential bio-contamination problems. MVOCs are produced as a metabolic by-product of bacteria and mold and are detectable before any visible signs of microbial growth appear. These toxins are recognized as contributors to persons counteracting asthma and other sick building syndrome (SBS) symptoms.

The Western Red Cedar tree remains immune to the devastating effects of these microbial contaminates due to its inherent immunity from its ability to emit volatile organic compounds (VOC’s) from the leaf. The Vaportech Technology replicates this effect through the diffusion of the Cedar Leaf Oil Vapor (CLOV) in parts per trillion (PPT) into the envelopes of buildings, homes, aircraft, and hospitals. Similar to Vicks VapoRub the Technology penetrates unseen spaces in buildings, utilizing the natural air movement and pressurization to combat bioaerosols that float around in the air penetrating wall cavities and air ducts. Surfaces like keyboards, telephones carpets and sinks are sanitized throughout the ventilation cycle giving buildings a proactive cleaning.

Controlling surface and airborne microbes is beneficial to a facility at many levels. These include improved IAQ, reduced sick days, energy savings, maintenance savings, equipment efficiency and service life, water conservation, and LEED point’s contribution.

The patented Vaportech System is a portable unit that attaches to air handling equipment. It is designed to mitigate levels of bacteria, mold and viruses in buildings. The Vaportech system distributes Cedar Leaf Oil Vapor throughout the building envelope in a gaseous state, which penetrates the entire building including air ducts, wall cavities, humidifiers, cooling coils and other areas that can propagate bioaerosols. The Cedar Leaf Oil Diffusion System eliminates the majority of Indoor Air Quality Variables through the diffusion of Cedar Leaf Oil in the building’s air handler.

In addition to the 500,000 Series “B” Shares to be issued at the closing, Canyon Gold will use its best efforts to secure up to a maximum of $500,000 in funding and to assist with planned operational expansion and operation of Vaportech and the Technology. There can be no assurance that the necessary funds will be raised. Also, Canyon Gold will pay additional Series “B” Shares in the event gross sales of the Technology attain the following thresholds:

Gross Sales of $5,000,000	250,000 Series “B” Shares
Accumulated Gross Sales of $18,000,000	500,000 Series “B” Shares
Accumulated Gross Sales of $36,000,000	1,000,000 Series “B” Shares

Further, the previous owner of the Technology and 10% owner of Vaportech will receive a royalty of five percent (5%) of Gross Sales.

Because Vaportech was a related party prior to the acquisition, we anticipate the value of the shares issued will be recorded at the predecessor cost of the assets and liabilities of Vaportech.

Vaportech will continue to be managed by its current management. Vaportech will appoint one director to Canyon Gold’s Board of Directors and Canyon Gold will appoint one director to Vaportech’s Board.

It is anticipated that the transaction will close on or before July 31, 2015. The closing is subject to the successful conclusion of due diligence by each party.

Our Strategy

Our goal is to secure sufficient capital to conduct the business of exploration and mineral project development on our approximately 640 acres of mineral lease properties and/or 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  As funding permits, we will also continue to examine viable mineral leases that could potentially enhance our mineral property portfolio.

As discussed above under Recent Events, assuming a successful conclusion of due diligence and closing of the Vaportech acquisition, we will use our best efforts to secure up to a maximum of $500,000 in funding for and to assist with planned operational expansion and operation of Vaportech and the Technology.

Current Business

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland. EMAC owned and controlled a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allowed Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $900,000 cash.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement.  On May 31, 2014 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2014.

On April 7, 2014, the Canyon Gold, on behalf of its wholly owned subsidiary, Long Canyon, executed an agreement with EMAC to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend of Elko County, Nevada.  Canyon Gold issued 12,000,000 restricted shares of its common stock to EMAC, valued at $240,000.

Canyon Gold and EMAC were unable to make the large required annual mineral lease payments due in September 2014 to maintain the 275 optioned claims and the 180 purchased claims.  Therefore, these mineral interests were not renewed.

As a result, our current mineral property interests are comprised of the 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada. These properties are located next to other exploration projects owned by other mining companies in the Long Canyon Gold Trend. All of the claims are located in Section 35, T 34N R63E, Mount Diablo Base & Meridian (Meridian MDB&M).  We intend to explore the claims for gold and silver mineralization deposits.

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

It should be noted that we did not make requisite assessment payments on the 30 claims by the September 1, 2014 due date (final payment due September 3) that necessitated re-staking the claims and making new filing and payments to retain the claims.  Our consultants, DRLLC, re-staked the claims on September 5, 2014 and registered the claims with the Elko County Recorders office.  The claims are listed as CG#1 through CG#30.  We subsequently made the requisite filings and paid the applicable fees with the BLM within 90 days from the re-staking date.  The claims are fully staked and registered and in good standing to September 1, 2015.

In January 2012, DRLLC prepared the preliminary geological report on our properties. Alex Burton of Burton Consulting Inc., was the consulting geologist for DRLLC and conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of his final geology report. Mr. Burton, an exploration geologist and geochemist, has become a member of our advisory board. Titles to the 30 claims (approximately 640 acres) were originally recorded in the name of DRLLC; however the title has been transferred to Canyon Gold.

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

We are conducting exploration activities on the properties in phases.  We intend to explore for gold, silver and other minerals on the property covering an area of approximately 640 acres. There is no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

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

Regulatory Requirements

In order to maintain the Company’s claims and/or leases, we must make annual payments to the Bureau Land Management (“BLM”) and State of Nevada, due in September of each year.  Payment to the BLM is $145 per claim and the State of Nevada is $70 per claim.  We currently own the 30 BLM mineral leases for which we are obligated to make annual payments.

Phase one of our exploration program, completing a preliminary geological report on our four sections of BLM mineral lease claims, required no permits or bonding, provided there was no surface land disturbance of more than one-third acre.  Phase two, provided preliminary geological reports are favorable, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth.  If initial core samples show evidence of gold mineralization, a geological, grid maps will be produced to lay out an extensive drill program to define a potential mineable ore body.  Phase two will require an “Access and Land Use Permit” from the BLM and State of Nevada.  Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas.  Pending requisite funding, we have no current plans to begin phase two.

Royalties

Presently, we are committed to pay a 3% Net Smelter Royalty (“NSR”) to DRLLC on all of our 30 claims pursuant to the agreement between DRLLC and Long Canyon.

Maps of Properties

The following are maps and pictures of the Company’s properties.

ELKO - WELLS –
CLAIMS

Elko
N
WELLS
93
Wood Hills
80
ELKO
Tobar Post Office
Tobar Road
Canyon Gold Claims
Snow Water Lake
Spruce Mtn Ridge
Spruce Mtn. (10,262ft)
Spruce Mtn South
14.18 mi
Image © 2011 DigitalGlobe
Image USDA Farm Service Agency
© 2011 Google
Google earth

Scale: 1 Inch = 10 Miles

10

ROAD - WELLS to CLAIMS

N

Howson Creek trail
WELLS
CLOVER VALLEY
WOOD HILLS
CANYON GOLD
Gmap4 - Use at your own risk
www.MappingSupport.com
5 km
2 mi
Topo maps provided by MyTopo.com

Scale: 1 Inch = 4 Miles

11

CLAIMS AREA

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

Phase Two

Premised on and supported by the findings set forth in the final geology report, phase two will proceed as funds are available with continued exploration and a drill program to confirm mineralization on the target areas from the surface to depth.  Typically, exploration results that will warrant phase two work include:

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

Reverse circulation of 12 holes to 400 feet with engineering plus assays is $75 per foot with 20% contingency will total (Stage B)	$432,000

Total cost for PHASE TWO, Stage A and B	1,057,200

TOTAL - Phase One and Phase Two	1,165,123

● Exercise of options ($350,000) and general expenses ($50,000)	400,000

TOTAL FUNDING REQUIREMENTS	$1,565,123

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

Item 2.  Properties.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was accepted for quotation on the OTCQB on September 5, 2012 under the symbol “CGCC”. Previously, the shares were quoted on the OTC Pink Market, although there was not an active trading market.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2015.

	High	Low

Fiscal year ended April 30, 2015
First Quarter	$0.60	$0.30
Second Quarter	$0.53	$0.19
Third Quarter	$0.19	$0.07
Fourth Quarter	$0.185	$0.04

Fiscal year ended April 30, 2014
First Quarter	$0.55	$0.25
Second Quarter	$0.28	$0.10
Third Quarter	$0.29	$0.081
Fourth Quarter (1)	$0.75	$0.40

 (1)  The above quotes for the fourth quarter of fiscal year ended April 30, 2014 reflect and have been adjusted for the reverse stock split on a one share for twenty shares basis, which became effective on April 4, 2014.  All other quotes are on a pre-split basis.

As of July 29, 2015, there were approximately 102 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Financial statements included herewith were prepared in consideration of the reverse acquisition between Canyon Gold and Long Canyon and are prepared on a consolidated basis.  The consolidated financial statements include the operating results of Long Canyon and those of Canyon Gold from the date of the acquisition, July 20, 2011, through April 30, 2015.  Share amounts and per share data are depicted on a post split basis.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  At April 30, 2015, the Company has no revenues to date, has accumulated losses of $1,787,276 since inception on June 19, 2008 and had a working capital deficit of $870,424, and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

For the fiscal year ended April 30, 2015 compared to the fiscal year ended April 30, 2014.

We currently have no sources of operating revenues and, accordingly, no revenues were recorded for either year ended April 30, 2015 or 2014.

Total operating expenses increased from $323,744 in the year ended April 30, 2014 to $453,544 in the year ended April 30, 2015. The increase in the 2015 fiscal year was due primarily to the abandoned mineral claim expense of $240,000.  We were unable to make the required annual mineral lease payments due in September 2014 to maintain the 180 mineral lease claims purchased in April 2014.  Therefore, these mineral interests were not renewed and the $240,000 cost basis of the lease claims was expensed as abandoned mineral claims in the year ended April 30, 2015.  In addition, management and administrative fees increased to $90,000 from $75,000.  These increases in expenses were partially offset by decreases in general and administrative expenses, professional fees, directors’ fees, and exploration costs.  General and administrative expenses decreased to $45,945 from $125,272, professional fees decreased to $53,799 from $79,472, directors’ fees decreased to $15,000 from $30,000 and exploration costs decreased to $8,800 from $14,000.

Other expenses decreased in fiscal 2015 to $30,658 compared to $40,997 in fiscal year 2014. This was due to interest expense increasing from $46,138 in fiscal 2014 to $73,543 in fiscal 2015 due primarily to an increase in the amortization to interest expense of debt discount related to the convertible debt payable to institutional investors.  A substantial portion of our interest expense is incurred to related parties. We recorded a gain on derivative liability of $23,188 in fiscal year 2015 compared to a loss on derivative liability of $20,859 in fiscal 2014.  We also realized a gain on settlement of debt of $19,697 in fiscal 2015 and $26,000 in fiscal 2014.

Our net loss for fiscal 2015 was $484,202 compared to a loss of $364,741 in fiscal 2014, primarily due to the increase in operating expenses.

We have no firm commitments for capital expenditures other than to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At April 30, 2015, we had total current assets of $6,041 (cash of $183) and total current liabilities of $876,465, resulting in a working capital deficiency of $870,424.  A significant portion of our current liabilities is comprised of amounts due related parties: accrued interest payable – related parties of $11,143; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $369,178.  We currently do not have sufficient cash to fund our operations.  We anticipate that in the short-term operating funds will continue to be provided by related parties.

As of April 30, 2015, we had two convertible notes payable – related parties totaling $57,050, which may be converted into common stock of the Company at a price of $0.10 per share.   In May 2014, we improved our financial position by converting a total of $131,000 principal of convertible notes payable – related parties and $49,708 accrued interest payable – related parties into shares of our common stock.

A convertible note payable – related party of $25,000 is convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2015, the note had not been converted and therefore was in default.

As of April 30, 2015, we had other short-term notes payable – related parties totaling $79,656.  These notes bear interest at an annual rate of 6% and are currently past due.

Accrued interest payable – related parties was $11,143 at April 30, 2015.

As of April 30, 2015, we had a convertible note payable to a non-related party in the amount of $11,000, bearing no interest.  The note is convertible into common stock of the Company at a price of $0.05 per share.

As of April 30, 2015, we had a convertible note payable to a non-related party in the amount of $141,150, bearing no interest.  The note is convertible into common stock of the Company at a price of $0.10 per share.

As of April 30, 2015, we had a convertible note payable to a non-related party in the amount of $14,500, bearing no interest.  The note is convertible into common stock of the Company at a price of $0.10 per share.

As of April 30, 2015, we had a note payable to a non-related party of $9,000, which bears interest at an annual rate of 6%.

During the year ended April 30, 2015, we improved our financial position by issuing a total of 3,976,046 shares of our common stock for a reduction of debt totaling $367,274.

As of April 30, 2015, we had two convertible notes payable to institutional investors totaling $54,000, which bear interest at an annual rate of 8% per annum and mature in September and December 2015.  The investors have the right, after the first 180 days of each respective note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company will have no right of prepayment.

We have determined the conversion feature of the convertible promissory notes with the institutional investors is a derivative and have estimated its value as a derivative liability of $47,808 at April 30, 2015.

As discussed in the notes to our consolidated financial statements, there is currently a limited market value for our common stock.  Accordingly, no beneficial conversion feature or derivative liabilities, except for the conversion feature of the convertible promissory notes with the institutional investors, are determinable or have been recognized related to our convertible notes payable.  These convertible features will be evaluated in subsequent periods for fair value determination.

During the year ended April 30, 2015, we used net cash in operating activities of $70,263, as a result of our net loss of $516,402, non-cash gains totaling $42,885 and a decrease in prepaid expenses of $1,848, partially offset by non-cash expenses totaling $292,941 and increases in accounts payable of $42,132, accrued interest payable of $1,288, accrued interest payable – related parties of $10,238 and payables – related parties of $144,273.

During the year ended April 30, 2014, we used net cash in operating activities of $135,107, as a result of our net loss of $364,741, non-cash gain of $26,000 and decrease in prepaid expenses of $1,910, partially offset by non-cash expenses totaling $57,518, and increases in accounts payable of $48,800, accrued interest payable of $2,613, accrued interest payable – related parties of $4,506 and payables – related parties of $144,107.

During the years ended April 30, 2015 and 2014, we had no cash provided by or used in investing activities.

During the year ended April 30, 2015, net cash provided by financing activities was $70,050, comprised of proceeds from convertible notes payable of $68,500 and proceeds from convertible notes payable – related parties of $53,900, partially offset by payments of $30,500 and payments on convertible notes payable – related parties of $21,850.

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

As of April 30, 2015, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $1,579,200 as of April 30, 2015.  This loss carry forward may be offset against future taxable income through the year 2036.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2015 and 2014 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding for the fiscal years ended April 30, 2015 and 2014.

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

Recent Accounting Pronouncements

See Note 9 to Consolidated Financial Statements for a discussion of accounting pronouncements issued during the year ended April 30, 2015 and through the date of the filing of this annual report that we believe may have a material impact on our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended April 30, 2015 and 2014 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This item is not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosures and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e), as of April 30, 2015.  Based upon that evaluation, it was concluded that as of April 30, 2015, our disclosure controls and procedures were effective.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Management has concluded that there has been no significant change in our internal control over financial reporting during the fiscal year ended April 30, 2015 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Alexander S. Romanchuk became a director on August 21 2014.  Mr. Romanchuk served as a member on the Advisory Board of Long Canyon Gold Resources Corp., the Company’s wholly owned subsidiary, with gold claims in Elko County, Nevada. Mr. Romanchuk holds a Bachelor of Arts and a Bachelor of Laws from the University of Saskatchewan and engaged in the private practice of law in the Province of Alberta and British Columbia. Mr. Romanchuk has also served as an alderman then Mayor of Grande Prairie, Alberta. In later years he acted as Vice President of AltaRose Construction Ltd. managing the in house sales and all conveyancing.  Mr. Romanchuk resigned voluntarily from the Board on December 28, 2014 due to health issues.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year fiscal 2015.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2015, 2014 and 2013.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total

Stephen M. Studdert, President,	2013	$0	$0	$50,000	$50,000
CEO, Secretary, Interim CFO	2014	$0	$0	$15,000	$15,000
and Director (1)	2015	$0	$0	$30,000	$30,000

Delbert G. Blewett, former President,	2013	$0	$0	$108,000	$108,000
CEO, Secretary, Interim CFO	2014	$0	$0	$31,500	$31,500
and Director (2)	2015	$0	$0	$15,000	$15,000

(1)           Mr. Studdert’s compensation for the fiscal year ended April 30, 2013 includes $50,000 for service as a director, which was paid in common stock of the Company.  Mr. Studdert’s compensation for fiscal years ended April 30, 2014 and 2015 includes $15,000 and $30,000, respectively, for services as President and CEO.  All services in 2014 and 2015 were accrued as a payable to Mr. Studdert, of which $25,000 was paid in common stock of the Company, leaving a balance payable to Mr. Studdert of $20,000 as of April 30, 2015.

(2)           Mr. Blewett’s compensation for the fiscal year ended April 30, 2013 includes $30,000 for service as President and CEO, $75,000 for services as a director, and $3,000 for rent.  Mr. Blewett’s compensation for the fiscal year ended April 30, 2014 includes $30,000 for service as a director and $1,500 for rent.  Mr. Schneider’s compensation for the fiscal year ended April 30, 2015 includes $15,000 to serve as our President and CEO.  Of the services payable to Mr. Blewett, $50,000 were paid in common stock of the Company in fiscal 2015, leaving a balance payable to the estate of Mr. Blewett of $20,792 as of April 30, 2015.  Mr. Blewett passed away in October 2014.

During each of the fiscal years ended April 30, 2014 and 2015, we accrued accounts payable for services rendered by EMAC in the amount of $60,000.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2015 was $281,051.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 29, 2015 with respect to the beneficial ownership of our common stock and based on 21,049,691 shares outstanding:

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

Name and Address	Amount and Nature of Beneficial		Percent
	Ownership		of Class
Directors and Executive Officers:

Stephen M. Studdert, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	275,000		1.31%
5% Beneficial Owners

Reinhard Hiestand Schuetzenstr. 22, Pfaeffikon/Switzerland	12,066,750	(3)	57.33%

Ernst Hiestand Churerstrasse 52, 8808 Pfaeffikon/Switzerland	1,705,080		8.10%

All directors and executive officers as a group (1 person)	275,000		1.3%

(1)	Unless otherwise indicated, the named person will be the record and beneficial owner of the shares indicated.
(2)	Percentage ownership is based on 21,049,691 shares of common stock outstanding as of July 29, 2015.
(3)	Includes 12,006,750 shares held in the name of EMAC Handels AG that is owned and controlled by Reinhard Hiestand. The remaining 60,000 shares are held in the name of Mr. Hiestand.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

        Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

On May 4, 2014, the Company issued 1,507,080 shares of its common stock to EMAC Handels AG (“EMAC”), a principal stockholder, in the conversion of a $101,000 convertible note payable and accrued interest payable related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock to Velania Treuhand AG, a principal stockholder, in the conversion of a $30,000 convertible note payable.

On May 15, 2011, Long Canyon entered into an option agreement with EMAC.  EMAC owned and controlled a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allowed Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $900,000 cash.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement.  On May 31, 2014 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2014.

On April 7, 2014, the Company, on behalf of its wholly owned subsidiary, Long Canyon, executed an agreement with EMAC, to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend area of Elko, County, Nevada.  The Company issued 12,000,000 restricted shares of its common stock to EMAC valued at $240,000, the historical cost basis of the mineral properties to EMAC.  This amount was recorded as mineral claims, a non-current asset in the Company’s consolidated balance sheets.

Canyon Gold and EMAC were unable to make the required annual mineral lease payments due in September 2014 to maintain the 275 optioned claims and the 180 purchased claims.  Therefore, these mineral interests were not renewed and the $240,000 cost basis of the 180 mineral lease claims was expensed as abandoned mineral claims in the consolidated statement of operations for the year ended April 30, 2015.

Management and administrative services are compensated as per a Service Agreement between the Company and Stephen Studdert, its Chief Executive Officer, executed on April 30, 2011, a Service Agreement between the Company and Delbert Blewett, its former Chief Executive Officer, executed on December 6, 2012, and an Administration Agreement with EMAC executed on March 15, 2011 (and subsequently renewed on May 1, 2014), whereby the fee is based on services provided and invoiced by related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

As of April 30, 2015 and 2014, the Company had the following payable balances due to related parties:

Related Party	2015	2014

EMAC	$290,886	$266,613
Stephen Studdert, President & CEO	20,000	15,000
Delbert Blewett, Former President & CEO	20,792	55,792
Harold Schneider, Former CFO	32,500	47,500
Alexander Burton, Advisory Board	5,000	15,000

	$369,178	$399,905

Convertible notes payable – related parties consisted of the following at April 30, 2015:

Note payable to EMAC, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000

Note payable to Velania Treuhand AG, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050

$57,050

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

Audit Fees

Our auditors, HJ & Associates, LLC, billed us $40,000 and $42,000 for (i) services related to the audit of our annual financial statements included in this annual report for the years ended April 30, 2015 and 2014, respectively, and (ii) quarterly reviews performed during the years ended April 30, 2015 and 2014, respectively.

Audit Related Fees

For the years ended April 30, 2015 and 2014, there were no fees billed for assurance and related services by our current auditors HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended April 30, 2015 and 2014, no fees were billed by our current auditors HJ & Associates, LLC for tax compliance, tax advice and tax planning.

All Other fees

For the years ended April 30, 2015 and 2014, no fees were billed by our current auditors HJ & Associates, LLC for other SEC services.

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
Dated: July 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Stephen M. Studdert	Director	July 29, 2015
Stephen M. Studdert

Canyon Gold Corp.

Index to Consolidated Financial Statements

Years Ended April 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Canyon Gold Corp. and Subsidiary
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Canyon Gold Corp. and Subsidiary as of April 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canyon Gold Corp. and Subsidiary as of April 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant recurring losses which have resulted in an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 29, 2015

Canyon Gold Corp.
Consolidated Balance Sheets

	April 30,
	2015	2014
ASSETS
Current assets:
Cash	$183	$396
Prepaid expenses	5,858	4,010

Total current assets	6,041	4,406

Mineral claims	37,820	277,820

Total assets	$43,861	$282,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$109,499	$99,567
Accrued interest payable	2,383	3,501
Accrued interest payable – related parties	11,143	50,613
Derivative liability	47,808	63,359
Convertible notes payable, net of discount	199,748	322,779
Convertible notes payable – related parties, net of discount	57,050	156,000
Notes payable – related parties	79,656	79,656
Payables – related parties	369,178	399,905

Total current liabilities	876,465	1,175,380

Total liabilities	876,465	1,175,380

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 20,867,943 and 14,491,896 shares issued and outstanding, respectively	2,087	1,450
Additional paid-in capital	952,475	408,360
Accumulated deficit	(1,787,276)	(1,303,074)

Total stockholders’ deficit	(832,604)	(893,154)

Total liabilities and stockholders’ deficit	$43,861	$282,226

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
Consolidated Statements of Operations

	Years Ended April 30,
	2015	2014

Revenue	$-	$-

Expenses:
General and administrative	45,945	125,272
Management and administrative fees	90,000	75,000
Professional fees	53,799	79,472
Directors’ fees	15,000	30,000
Exploration costs	8,800	14,000
Abandoned mineral claims	240,000	-

Total expenses	453,544	323,744

Loss from operations	(453,544)	(323,744)

Other income (expense):
Interest expense	(73,543)	(46,138)
Gain (loss) on derivative liability	23,188	(20,859)
Gain on settlement of debt	19,697	26,000

Total other income (expense)	(30,658)	(40,997)

Loss before income taxes	(484,202)	(364,741)

Provision for income taxes	-	-

Net loss	$(484,202)	$(364,741)

Net loss per common share – basic and diluted	$(0.02)	$(0.16)

Weighted average shares outstanding -
basic and diluted	20,733,637	2,233,608

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp. Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2015 and 2014
					Additional Paid-In Capital	Accumulated Deficit	Total

	Common Stock		Preferred Stock				Stockholders’
	Shares	Amount	Shares	Amount			Deficit

Balance, April 30, 2013	1,405,896	$141	1,100,000	$110	$(75,371)	$(938,333)	$(1,013,453)

Common stock issued for services at $2.00 per share	1,000	-	-	-	2,000	-	2,000
Common stock issued for payables – related parties at $2.00 per share	85,000	9	-	-	169,991	-	170,000
Common stock issued to a related party for mineral claims at $0.02 per share	12,000,000	1,200	-	-	238,800	-	240,000
Common stock issued at $0.05 per share for payment of $50,000 of payables – related parties assigned to third party	1,000,000	100	-	-	49,900	-	50,000
Imputed interest on convertible notes payable	-	-	-	-	23,040	-	23,040
Net loss for the year ended April 30, 2014	-	-	-	-	-	(364,741)	(364,741)

Balance, April 30, 2014	14,491,896	1,450	1,100,000	110	408,360	(1,303,074)	(893,154)

Common stock issued for payables – related parties at $0.07 per share	2,400,000	240	-	-	174,760	-	175,000
Common stock issued for conversion of debt at $0.10 per share	1,868,966	187	-	-	186,379	-	186,566
Common stock issued for conversion of related party debt at $0.09 per share	2,107,080	210	-	-	180,498	-	180,708
Adjustment to common shares outstanding	1	-	-	-	-	-	-
Imputed interest on convertible notes payable	-	-	-	-	2,478	-	2,478
Net loss for the year ended April 30, 2015	-	-	-	-	-	(484,202)	(484,202)

Balance, April 30, 2015	20,867,943	$2,087	1,100,000	$110	$952,475	$(1,787,276)	$(832,604)

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(484,202)	$(364,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Abandoned mineral claims	240,000	-
Imputed interest on convertible notes payable	2,478	23,040
Amortization of debt discount to interest expense	50,463	11,619
(Gain) loss on derivative liability	(23,188)	20,859
Gain on extinguishment of debt	(19,697)	(26,000)
Common stock issued for services	-	2,000
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,848)	(1,910)
Increase in accounts payable	9,932	48,800
Increase in accrued interest payable	1,288	2,613
Increase in accrued interest payable – related parties	10,238	4,506
Increase in payables – related parties	144,273	144,107

Net cash used in operating activities	(70,263)	(135,107)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	68,500	87,500
Proceeds from convertible notes payable – related parties	53,900	-
Proceeds from notes payable – related parties	-	47,500
Payments on convertible notes payable	(30,500)	-
Payments on convertible notes payable – related parties	(21,850)	-

Net cash provided by financing activities	70,050	135,000

Net decrease in cash	(213)	(107)

Cash at beginning of the year	396	503

Cash at end of the year	$183	$396

The accompanying notes are an integral part of these consolidated financial statements

Canyon Gold Corp.
Notes to Consolidated Financial Statements
Years Ended April 30, 2015 and 2014

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2015, the Company has no revenues, has accumulated losses of $1,787,276 since inception on June 19, 2008 and a working capital deficit of $870,424 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

(b)           Exploration Costs

All exploration costs, including sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

(c)           Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.  As of April 30, 2015, convertible debt and related accrued interest payable were convertible into approximately 4,637,000 common shares of the Company.

Since we had no dilutive effect of stock options, warrants or convertible debt for the years ended April 30, 2015 and 2014, basic weighted average number of common shares outstanding is the same as our diluted weighted average number of common shares outstanding.

(d)           Revenue Recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured.  Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

(e)           Foreign Currency Translation

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

(f)            Income Taxes

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

(g)           Use of Estimates

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

(h)           Financial Instruments

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

As of April 30, 2015 and 2014, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company’s convertible notes was not determinable since there has been no current market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

Convertible notes payable to an institutional investor and related derivative liability are measured at fair value on a recurring basis and estimated as follows at April 30, 2015 and 2014:

2015	Total	Level 1	Level 2	Level 3

Derivative liability	$47,808	$-	$-	$47,808
Convertible notes payable	54,000	-	-	54,000

Total liabilities measured at fair value	$101,808	$-	$-	$101,808

2014	Total	Level 1	Level 2	Level 3

Derivative liability	$63,359	$-	$-	$63,359
Convertible notes payable	42,500	-	-	42,500

Total liabilities measured at fair value	$105,859	$-	$-	$105,859

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

(i)           Non-Monetary Transactions

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

(j)           Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at April 30, 2015 and 2014, the Company has no items that represent comprehensive income or loss and, therefore, net loss for these periods is the same as comprehensive loss.

(k)          Cash and Cash Equivalents

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

In August 2014, the Company incurred costs of $6,600 for government and claim fees relating to the 30 mineral claims owned by the Company for the twelve months beginning September 1, 2014, $2,200 of which were recognized as prepaid expenses as of April 30, 2015.

On May 15, 2011, Long Canyon entered into an option agreement with EMAC Handels AG (“EMAC”) of Pfaeffikon, Switzerland, a related party.  EMAC owned and controlled a 100% interest in 275 mineral lease claims situated on approximately 6,250 acres of mineral lease properties adjoining the 640 acres owned by Long Canyon. EMAC initially acquired these claims from DRLLC.  The option agreement allowed Long Canyon to earn a 100% interest in the 6,250 acres for the exercise price of $900,000 cash.  The agreement also provided to EMAC a 2% Net Smelter Royalty on the 275 claims subject to the option agreement.  On May 31, 2014 pursuant to an extension of the option agreement, the exercise period of the option agreement was extended to December 31, 2014.

On April 7, 2014, the Company, on behalf of its wholly owned subsidiary, Long Canyon, executed an agreement with EMAC, the majority shareholder of the Company at the date of the agreement and a related party, to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend area of Elko, County, Nevada.  The Company issued 12,000,000 restricted shares of its common stock to EMAC valued at $240,000, the historical cost basis of the mineral properties to EMAC.  This amount was recorded as mineral claims, a non-current asset in the Company’s consolidated balance sheets.

Canyon Gold and EMAC were unable to make the required annual mineral lease payments due in September 2014 to maintain the 275 optioned claims and the 180 purchased claims.  Therefore, these mineral interests were not renewed and the $240,000 cost basis of the 180 mineral lease claims was expensed as abandoned mineral claims in the consolidated statement of operations for the year ended April 30, 2015.

4.  Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its Chief Executive Officer executed on April 30, 2011, a Service Agreement between the Company and its former Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2015, whereby the fee is based on services provided and invoiced by related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

As discussed in Note 3, in 2011 the Company entered into an agreement with a related party wherein the Company had the option to acquire 100% interest in an additional 275 mineral claims located in the same areas in Nevada as the mineral claims previously acquired.  The option was cancelled during the year ended April 30, 2015.

See Note 3 for discussion of the acquisition of mineral claims from a related party.

As of April 30, 2015 and 2014, the Company had payable balances due to related parties totaling $369,178 and $399,905, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at April 30:

	2015	2014

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	-
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	101,000
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	-	30,000

	$57,050	$156,000

On May 4, 2014, the Company issued 1,507,080 shares of its common stock in the conversion of the $101,000 convertible note payable - related party and accrued interest payable – related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock in the conversion of the $30,000 convertible note payable – related party.

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2015, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties are currently in default and consisted of the following at April 30:

	2015	2014
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $11,143 and $50,613 at April 30, 2015 and 2014, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at April 30:

	2015	2014

Note payable, no interest, convertible into common stock of the Company at $0.05 per share	$11,000	$36,000
Note payable, no interest, convertible into common stock of the Company at $0.10 per share 90 days from demand	141,150	141,150
Note payable, no interest, convertible into common stock of the Company at $0.10 per share on a quarterly basis	14,500	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on September 5, 2015	38,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on December 4, 2015	16,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price	-	42,500
Note payable, no interest, convertible into common stock of the Company at $0.125 per share, imputed interest at 9% per annum	-	100,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	-	25,010
Other, with interest at 6% per annum	9,000	9,000
Less discount	(29,902)	(30,881)

	$199,748	$322,779

The convertible notes payable with balances of $11,000 and $141,150 at April 30, 2015 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2015, these convertible notes had not been converted and therefore were in default.

On May 4, 2014, the Company issued 800,000 shares of its common stock in the conversion of the $100,000 convertible note payable.

On May 4, 2014, the Company issued 1,000,000 shares of its common stock in the conversion of the $25,010 convertible note payable, $25,000 of the $36,000 convertible note payable, and $2,406 in accrued interest payable, recognizing a gain on settlement of debt of $2,416.

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

On December 3, 2014, the Company entered into a convertible promissory note with an institutional investor for $38,000, which bears interest at an annual rate of 8% and matures on September 5, 2015.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company will have no right of prepayment.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $3,000 in prepaid expenses, and a debt discount and derivative liability of $37,325 related to the conversion feature.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On March 2, 2015, the Company entered into a convertible promissory note with an institutional investor for $16,000, which bears interest at an annual rate of 8% and matures on December 4, 2015.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company will have no right of prepayment.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $500 in prepaid expenses, and a debt discount and derivative liability of $16,000 related to the conversion feature.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

During the years ended April 30, 2015 and 2014, we had the following activity in the accounts related to the convertible notes to institutional investor:

	Derivative Liability	Debt Discount	Gain (Loss) on Derivative Liability

Derivative liability at inception of the note	$52,962	$42,500	$(10,462)
Loss on derivative liability	10,397	-	(10,397)
Amortization of debt discount to interest expense	-	(11,619)	-

Balance at April 30, 2014	63,359	30,881	$(20,859)

Issuance of convertible notes	83,393	53,326	$(30,069)
Gain on derivative liability	(53,257)	-	53,257
Conversion of debt to shares of common stock and repayment of debt	(45,687)	(3,842)
Amortization of debt discount to interest expense	-	(50,463)	-

Balance at April 30, 2015	$47,808	$29,902	$23,188

The estimated fair value of the derivative liability at April 30, 2015 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.06% - 0.15%
Expected life in years	0.35 – 0.60
Dividend yield	0%
Expected volatility	111.34% - 133.37%

Accrued interest payable was $2,383 and $3,501 at April 30, 2015 and 2014, respectively.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components at April 30:

	2015	2014

Deferred tax assets:
Net operating loss carryforwards	$615,900	$265,300
Related party accrued interest	12,600	10,500
Accrued expenses – related parties	357,000	101,800
Valuation allowance	(985,500)	(377,600)

Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying U.S. Federal, Canada corporate and British Columbia corporate income tax rates to pre-tax loss due to the following:

	Year Ended April 30,
	2015	2014

Book loss	$(149,100)	$(124,000)
Non deductible expenses	3,000	76,700
Related party accruals	3,400	16,000
Related party interest	8,100	1,500
Valuation allowance	134,600	29,800

Total	$-	$-

At April 30, 2015, the Company had net operating loss carry forwards of approximately $1,579,200 that may be offset against future taxable income through 2036.  No tax benefit has been reported in the accompanying consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has adopted the Income Tax topic of FASB ASC 740, Accounting for Uncertainty in Income Taxes.  Included in the balance at April 30, 2015, are no tax positions for which the ultimate deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

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

7.  Stockholders’ Deficit

Common Stock:

The Company has 200,000,000 shares of $0.0001par value common stock authorized.  On February 20, 2014, a majority of the shareholders of the Company holding 82.95% of the Company’s voting stock approved a 20:1 reverse stock split.   On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split.  FINRA approved the reverse split effective April 4, 2014.  The reverse stock split has been given retroactive effect in the accompanying consolidated financial statements and notes thereto.

During the year ended April 30, 2015, the Company issued a total of 6,376,047 shares of its common stock: 2,400,000 shares for payables – related parties of $175,000; 1,868,966 shares for conversion of debt of $186,566; 2,107,080 shares for conversion of related party debt of $180,708; and 1 share to adjust the number of common shares outstanding.

During the year ended April 30, 2014, the Company issued a total of 13,086,000 shares of its common stock: 1,000 shares for services of $2,000; 85,000 shares for payables – related parties of $170,000; 12,000,000 shares for mineral claims of $240,000 (valued at predecessor cost to a related party); and 1,000,000 shares for payables – related parties of $50,000 assigned to a third party.

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertaining to services rendered by consultants and others has been valued at the market value of the shares issued.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized.

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

(c)           Commitments

The Company has the following commitments as of April 30, 2014:

a)
Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a six year term and renewed effective May 1, 2014.  From May 2011 to April 2013, the Company paid EMAC a monthly fee of $3,500 for administration services, office rent of $250, and office supplies of $125.  Commencing May 1, 2013, the monthly fee for administration services increased to $5,000.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)	Agreement with Stephen M. Studdert, President of Long Canyon, for administration fees of $2,500 per month, signed on December 6, 2012. The fees may be paid in cash and or with common stock.

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

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued.  The Company has not determined the impact of the future adoption of the provisions of ASU No. 2015-03 on its consolidated financial statements..

10.  Supplemental Statement of Cash Flows Information

During the years ended April 30, 2015 and 2014, the Company paid no amounts for income taxes.

During the years ended April 30, 2015 and 2014, the Company paid $1,550 and $0 for interest.

During the year ended April 30, 2015, the Company had the following non-cash financing and investing activities:

•	Increased common stock by $240 and additional paid-in capital by $174,760 and decreased payables – related parties by $175,000 for common shares issued for payables – related parties.

•
Increased common stock by $210, increased additional paid-in capital by $180,498, decreased accrued interest payable – related parties by $49,708, and decreased convertible notes payable – related parties by $131,000.

•
Increased common stock by $187, increased additional paid-in capital by $186,379, decreased accrued interest payable by $2,406, decreased derivative liability by $24,585 and decreased convertible notes payable (net of discount) by $158,168.

•	Increased debt discount and derivative liability by $53,326.

During the year ended April 30, 2014, the Company had the following non-cash financing and investing activities:

•	Increased common stock by $9 and additional paid-in capital by $169,991 and decreased payables – related parties by $170,000 for common shares issued for payables – related parties.

•	Increased common stock by $1,200, additional paid-in capital by $238,800, and mineral claims by $240,000 for common shares issued for mineral claims.

•	Increased common stock by $100 and additional paid-in capital by $49,900 and decreased payables – related parties by $50,000 for common shares issued for payables – related parties.

•	Increased derivative liability and debt discount by $42,500 for new convertible note payable.

•	Increased convertible notes payable and decreased payables – related parties by $141,150 for payables transferred to convertible notes payable.

11.  Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after April 30, 2015 that would have a material impact on the Company’s results or require disclosure.

Vaportech Acquisition

On June 6, 2015, the Company entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, (“Vaportech”), owner of the Cedar Leaf Oil Vapor Technology (the “Technology”).  Vaportech will operate as a subsidiary of the Company and the acquisition will be accounted for as a business acquisition.  In consideration for the acquisition, the Company will issue 500,000 shares of the Company’s Series “B” convertible preferred stock (“Series “B” Shares”) to those persons directed by Vaportech’s management. The previous owner that transferred the Technology to Vaportech will retain a 10% ownership in Vaportech. The  Series “B” Shares do not have voting rights, but each share is convertible into 10 shares of the Company’s common stock.  The closing of the transaction will be on or before July 31, 2015, subject to the successful conclusion of due diligence by each party.

In addition to the 500,000 Series “B” Shares to be issued at the closing, the Company will use its best efforts to secure up to a maximum of $500,000 in funding and to assist with planned operational expansion and operation of Vaportech and the Technology.  There can be no assurance that the necessary funds will be raised.  Also, the Company will pay additional Series “B” Shares in the event gross sales of the Technology attain the following thresholds:

Gross sales of $5,000,000	250,000 shares
Accumulated gross sales of $18,000,000	500,000 shares
Accumulated gross sales of $36,000,000	1,000,000 shares

The previous owner of the Technology and 10% owner of Vaportech will receive a royalty of 5% of gross sales.

Because Vaportech was a related party prior to the acquisition, we anticipate the value of the shares issued will be recorded at the predecessor cost of the assets and liabilities of Vaportech.

Convertible Note Payable

In June 2015, the Company paid an institutional investor $25,000, $14,286 principal of the $38,000 convertible note payable and $10,714 in early payment penalties.  The $25,000 was provided to the Company by lenders in the form of short-term loans.  In addition, on July 1, 2015, the institutional investor converted $10,014 principal of the convertible loan into 181,748 shares of the Company’s common stock.