Form 10-Q
period 2015-07-31
CANYON GOLD CORP.
filed 2015-09-14
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to_______

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

As of September 14, 2015, there were 21,049,691 shares of the registrant’s common stock, $0.0001 par value, outstanding.

CANYON GOLD CORP.

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2015

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

Canyon Gold Corp.
Condensed Consolidated Balance Sheets

	July 31, 2015	April 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash	$5	$183
Prepaid expenses	8,677	5,858

Total current assets	8,682	6,041

Mineral claims	37,820	37,820

Total assets	$46,502	$43,861

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$148,081	$109,499
Accrued interest payable	3,397	2,383
Accrued interest payable – related parties	12,819	11,143
Derivative liability	26,188	47,808
Convertible notes payable, net of discount	197,551	199,748
Convertible notes payable – related parties, net of discount	57,050	57,050
Notes payable – related parties	79,656	79,656
Payables – related parties	432,977	369,178

Total current liabilities	957,719	876,465

Total liabilities	957,719	876,465

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 21,049,691 and 20,867,943 shares issued and outstanding, respectively	2,105	2,087
Additional paid-in capital	987,006	952,475
Accumulated deficit	(1,900,438)	(1,787,276)

Total stockholders’ deficit	(911,217)	(832,604)

Total liabilities and stockholders’ deficit	$46,502	$43,861

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2015	2014

Revenue	$-	$-

Expenses:
General and administrative	14,917	15,903
Management and administrative fees	22,500	22,500
Professional fees	34,054	37,132
Directors’ fees	-	7,500
Exploration costs	1,650	1,650

Total expenses	73,121	84,685

Loss from operations	(73,121)	(84,685)

Other income (expense):
Interest expense	(28,414)	(23,550)
Gain (loss) on derivative liability	(74,374)	15,970
Gain on extinguishment of debt	62,747	2,416

Total other income (expense)	(40,041)	(5,164)

Loss before income taxes	(113,162)	(89,849)

Provision for income taxes	-	-

Net loss	$(113,162)	$(89,849)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	20,927,209	20,350,842

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(113,162)	$(89,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest on convertible notes payable	562	791
Amortization of debt discount to interest expense	12,829	14,065
(Gain) loss on derivative liability	74,374	(15,970)
Gain on extinguishment of debt	(62,747)	(2,416)
Change in operating assets and liabilities:
Increase in prepaid expenses	(2,819)	(5,026)
Increase in accounts payable	38,582	39,368
Increase in accrued interest payable	1,014	1,009
Increase in accrued interest payable – related parties	1,676	5,806
Increase in payables – related parties	63,799	37,833

Net cash provided by (used in) operating activities	14,108	(14,389)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	14,500
Repayment of convertible notes payable	(14,286)	-

Net cash provided by (used in) financing activities	(14,286)	14,500

Net increase (decrease) in cash	(178)	111

Cash at beginning of period	183	396

Cash at end of period	$5	$507

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Notes to Condensed Consolidated Financial Statements
July 31, 2015
(Unaudited)

1. Nature of Operations and Continuation of Business

Canyon Gold Corp. (the "Company") was incorporated in the State of Delaware on May 27, 1998 as Mayne International Ltd.  On September 5, 2000, the Company changed its name to Black Dragon Entertainment, Inc.  On July 31, 2002, the Company changed its name to Vita Biotech Corporation.  On May 27, 2004, the Company changed its name to August Energy Corp. and, subsequently on April 17, 2011, the Company changed its name to Canyon Gold Corp.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2015, the Company has no revenues, has accumulated losses of $1,900,438 since inception on June 19, 2008 and a working capital deficit of $949,037 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2015 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2015, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2015 and 2014.  The results of operations for the three months ended July 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2016.

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

4. Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its Chief Executive Officer executed on April 30, 2011, a Service Agreement between the Company and its former Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2015, whereby the fee is based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

As of July 31, 2015 and April 30, 2015, the Company had payable balances due to related parties totaling $432,977 and $369,178, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	July 31, 2015	April 30, 2015
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2015, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company’s common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company’s convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties are currently in default and consisted of the following at:

	July 31, 2015	April 30, 2015
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $12,819 and $11,143 at July 31, 2015 and April 30, 2015, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	July 31, 2015	April 30, 2015
Note payable, no interest, convertible into common stock of the Company at $0.05 per share	$11,000	$11,000
Note payable, no interest, convertible into common stock of the Company at $0.10 per share 90 days from demand	141,150	141,150
Note payable, no interest, convertible into common stock of the Company at $0.10 per share on a quarterly basis	14,500	14,500
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on September 5, 2015	13,700	38,000
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, maturing on December 4, 2015	16,000	16,000
Other, with interest at 6% per annum	9,000	9,000
Less discount	(7,799)	(29,902)

	$197,551	$199,748

The $11,000 and $141,150 convertible notes payable outstanding at July 31, 2015 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2015, these two convertible notes had not been converted and therefore are in default.

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

In June 2015, the Company paid the institutional investor $25,000, $14,286 principal of the $38,000 convertible note payable and $10,714 in early payment penalties.   In addition, on July 1, 2015, the institutional investor converted $10,014 principal of the convertible loan into 181,748 shares of the Company’s common stock.

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

During the three months ended July 31, 2015, we had the following activity in the accounts related to the convertible note to institutional investor:

	Derivative Liability	Debt Discount	Loss on Derivative Liability

Balance at April 30, 2015	$47,808	$29,902
Loss on derivative liability	74,374	-	$(74,374)
Conversion of debt to shares of common stock and repayment of debt	(95,994)	(9,274)	-
Amortization of debt discount to interest expense	-	(12,829)	-

Balance at July 31, 2015	$26,188	$7,799	$(74,374)

The estimated fair value of the derivative liability at July 31, 2015 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.08% - 0.11%
Expected life in years	0.10 - 0.35
Dividend yield	0%
Expected volatility	135.23% - 150.39%

Accrued interest payable was $3,397 and $2,383 at July 31, 2015 and April 30, 2015, respectively.

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

As of July 31, 2015, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company’s convertible notes was not determinable since there has been no current market value for the Company’s common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible notes payable to institutional investors and related derivative liability are measured at fair value on a recurring basis and estimated as follows at July 31, 2015:

	Total	Level 1	Level 2	Level 3

Derivative liability	$26,188	$-	$-	$26,188
Convertible notes payable, net	21,901	-	-	21,901

Total liabilities measured at fair value	$48,089	$-	$-	$48,089

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

During the three months ended July 31, 2015, the Company issued 181,748 shares of its common stock for conversion of debt:  reducing convertible notes payable by $10,014, reducing debt discount by $2,594, reducing derivative liability by $24,051, increasing common stock by $18, increasing additional paid-in capital by $33,969 and recording a loss on extinguishment of debt of $2,516.

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

During the year ended April 30, 2012, the Company issued 500,000 shares of Series B convertible preferred stock in the acquisition of Long Canyon.  The Series B convertible preferred shares are convertible into ten common voting shares and carry no voting rights.

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

The Company has the following commitments as of July 31, 2015:

a)
Administration Agreement with EMAC Handels AG, signed on April 20, 2011, for a six-year term and renewed effective May 1, 2014.  From May 2011 to April 2013, the Company paid EMAC a monthly fee of $3,500 for administration services, office rent of $250, and office supplies of $125.  Commencing May 1, 2013, the monthly fee for administrative services increased to $5,000. Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and/or with common stock.

b)	Service Agreement with Stephen M. Studdert, President of Long Canyon, for administration fees of $2,500 per month, signed on December 6, 2012. The fees may be paid in cash and/or with common stock.

c)
In order to maintain the Company’s claims and/or leases, the Company must make annual payments to the Bureau of Land Management (“BLM”) and the State of Nevada, due in September of each year.  Payment to the BLM is currently $150 per claim and the State of Nevada is currently $70 per claim.

9. Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended July 31, 2015 and through the date of filing this quarterly report that the Company believes would be applicable to or have a material impact on the Company’s consolidated financial statements.

10. Supplemental Statement of Cash Flows Information

During the three months ended July 31, 2015 and 2014, the Company paid $10,714 and $0 for interest.

During the three months ended July 31, 2015 and 2014, the Company paid no amounts for income taxes.

During the three months ended July 31, 2015, the Company had the following non-cash investing and financing activities:

Increased common stock by $18, increased additional paid-in capital by $33,969, decreased convertible notes payable by $10,014, decreased debt discount by $2,594 and decreased derivative liability by $24,051.

Decreased debt discount by $6,680 and derivative liability by $71,943.

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

11. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after July 31, 2015 that would have a material impact on the Company’s financial results or require disclosure.

Vaportech Acquisition

On June 6, 2015, the Company entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, (“Vaportech”), owner of the Cedar Leaf Oil Vapor Technology.  Based on the due diligence performed, on September 8, 2015, the parties entered into an agreement to cancel the acquisition.

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

We have engaged the services of Development Resources LLC of American Fork, Utah (“DRLLC”) to conduct preliminary studies of claims.  We intend to conduct exploration activities for gold, silver and other minerals on the properties in phases as funding permits.  There can be no assurance that a commercially viable mineral deposit exists on our property.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Our principal executive office is located at 4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147, telephone 1-(800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.  The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Our website address is http://www.canyongoldexploration.com

Information on or accessed through our website is not incorporated into this Quarterly Report on Form 10-Q and is not a part of this Form 10-Q.

Industry Segments

Currently, we consider our operations to be conducted in one industry segment, the exploration and development of mineral lease claims.

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

Vaportech Acquisition

On June 6, 2015, the Company entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, (“Vaportech”), owner of the Cedar Leaf Oil Vapor Technology.

However, on September 8, 2015, the parties entered into an agreement to mutually cancel the planned acquisition of Vaportech, effective immediately.  The parties also agreed to release each other from any further obligations under the acquisition agreement and neither party will have any further claim against the other party, whatsoever.

Going Concern

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through July 31, 2015, the Company has no revenues, has accumulated losses of $1,900,438 since inception on June 19, 2008 and a working capital deficit of $949,037 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three months ended July 31, 2015 and 2014.

Our total operating expenses decreased to $73,121 in the three months ended July 31, 2015 from $84,685 in the three months ended July 31, 2014.  The decrease was due primarily to a decrease in directors’ fees and professional fees.

Our interest expense increased to $28,414 in the three months ended July 31, 2015 from $23,550 in the three months ended July 31, 2014.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors and to the amortization of debt discount to interest expense in the current year.  A substantial portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $74,374 in the three months ended July 31, 2015 and a gain on derivative liability of $15,970 in the three months ended July 31, 2015.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $62,727 and $2,416 in the three months ended July 31, 2015 and 2014, respectively, primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

As a result, our net loss increased to $113,162 in the three months ended July 31, 2015 from $89,849 in the three months ended July 31, 2014.

We have no firm commitments for capital expenditures other than to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At July 31, 2015, we had total current assets of $8,682 ($5 cash) and total current liabilities of $957,719, resulting in a working capital deficiency of $949,037.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $12,819; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $432,977.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At July 31, 2015, we had total convertible notes payable, net of discount, of $254,601.  We anticipate converting these notes payable into shares of our common stock; however, there can be no assurance that we will be successful in accomplishing this.

As of July 31, 2015, we had two convertible notes payable to institutional investors totaling $29,700, which bear interest at an annual rate of 8% per annum and mature in September and December 2015.  The investors have the right, after the first 180 days of each respective note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company may prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increases every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company will have no right of prepayment.

We have determined the conversion feature of the convertible promissory notes with the institutional investors is a derivative and have estimated its value as a derivative liability of $16,188 at April 30, 2015.

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

During the three months ended July 31, 2015, net cash provided by operating activities was $14,108, as a result of our net loss of $113,162, gain on extinguishment of debt of $62,747 and increase in prepaid expenses of $2,819, offset by non-cash expenses totaling $87,765 and increases in accounts payable of $38,582, accrued interest payable of $1,014, accrued interest payable – related parties of $1,676, and payables – related parties of $63,799.

During the three months ended July 31, 2014, net cash used in operating activities was $14,389, as a result of our net loss of $89,849, gain on derivative liability of $15,970, gain on extinguishment of debt of $2,416 and increase in prepaid expenses of $5,026, partially offset by non-cash expenses totaling $14,856, and increases in accounts payable of $39,368, accrued interest payable of $1,009, accrued interest payable – related parties of $5,806, and payables – related parties of $37,833.

During the three months ended July 31, 2015 and 2014, we had no cash provided by or used in investing activities.

During the three months ended July 31, 2015, net cash used in financing activities was $14,286, comprised of repayment of convertible notes payable.  During the three months ended July 31, 2014, net cash provided by financing activities was $14,500, comprised of proceeds from convertible notes payable.

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

As of July 31, 2015, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three months ended July 31, 2015 and 2014.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months ended July 31, 2015 and 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2015, the Company did not issue any unregistered shares of its common stock.

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

CANYON GOLD CORP.

Date: September 14, 2015	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer