Form 10-Q
period 2015-10-31
CANYON GOLD CORP.
filed 2015-12-15
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to____
Commission File Number 000-54851

CANYON GOLD CORP.
 (Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number

4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147
(Address of principal executive offices)

(800) 520-9485
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]   No  [X]

As of December 15, 2015, there were 21,249,676 shares of the registrant's common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2015

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

Canyon Gold Corp.
Condensed Consolidated Balance Sheets

	October 31, 2015	April 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash	$-	$183
Prepaid expenses	11,500	5,858

Total current assets	11,500	6,041

Mineral claims	37,820	37,820

Total assets	$49,320	$43,861

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$158,629	$109,499
Accrued interest payable	1,214	2,383
Accrued interest payable – related parties	14,494	11,143
Derivative liability	-	47,808
Convertible notes payable, net of discount	175,650	199,748
Convertible notes payable – related parties, net of discount	57,050	57,050
Notes payable – related parties	79,656	79,656
Payables – related parties	560,557	369,178

Total current liabilities	1,047,250	876,465

Total liabilities	1,047,250	876,465

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 21,049,676 and 20,867,943 shares issued and outstanding, respectively	2,105	2,087
Additional paid-in capital	987,569	952,475
Accumulated deficit	(1,987,714)	(1,787,276)

Total stockholders' deficit	(997,930)	(832,604)

Total liabilities and stockholders' deficit	$49,320	$43,861

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	8,358	10,232	23,275	26,135
Management and administrative fees	22,500	22,500	45,000	45,000
Professional fees	14,832	16,618	48,886	53,750
Directors' fees	-	7,500	-	15,000
Exploration costs	1,725	3,950	3,375	5,600

Total expenses	47,415	60,800	120,536	145,485

Loss from operations	(47,415)	(60,800)	(120,536)	(145,485)

Other income (expense):
Interest expense	(62,006)	(16,094)	(90,420)	(39,644)
Gain (loss) on derivative liability	(70,567)	(924)	(144,941)	15,046
Gain (loss) on extinguishment of debt	92,712	(3,824)	155,459	(1,408)

Total other income (expense)	(39,861)	(20,842)	(79,902)	(26,006)

Loss before income taxes	(87,276)	(81,642)	(200,438)	(171,491)

Provision for income taxes	-	-	-	-

Net loss	$(87,276)	$(81,642)	$(200,438)	$(171,491)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and diluted	21,049,682	20,852,200	20,988,445	20,601,521

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(200,438)	$(171,491)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Imputed interest on convertible notes payable	1,125	1,352
Amortization of debt discount to interest expense	16,585	25,064
(Gain) loss on derivative liability	144,941	(15,046)
(Gain) loss on extinguishment of debt	(155,459)	1,408
Change in operating assets and liabilities:
Increase in prepaid expenses	(5,642)	(7,115)
Increase in accounts payable	49,130	56,595
Increase (decrease) in accrued interest payable	(1,169)	1,814
Increase in accrued interest payable – related parties	3,351	7,000
Increase in payables – related parties	191,379	85,523

Net cash provided by (used in) operating activities	43,803	(14,896)

Cash flows from investing activities	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	-	14,500
Repayment of convertible notes payable	(43,986)	-

Net cash provided by (used in) financing activities	(43,986)	14,500

Net decrease in cash	(183)	(396)

Cash at beginning of period	183	396

Cash at end of period	$-	$-
See notes to condensed consolidated financial statements

Canyon Gold Corp.
Notes to Condensed Consolidated Financial Statements
October 31, 2015
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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2015, the Company has no revenues, has accumulated losses of $1,987,714 since inception on June 19, 2008 and a working capital deficit of $1,035,750 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

2. Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's fiscal year end is April 30.  These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Long Canyon.  All inter-company transactions and balances have been eliminated.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended April 30, 2015 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of October 31, 2015, the consolidated results of its operations for the three and six months ended October 31, 2015 and its consolidated cash flows for the six months ended October 31, 2015 and 2014.  The results of operations for the three and six months ended October 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2016.

3. Mineral Claims

On March 12, 2011, the Company's wholly owned subsidiary, Long Canyon, acquired a 100% interest in 30 mineral claims located in the State of Nevada for $37,820.  This amount has been recorded as mineral claims, a non-current asset in the Company's condensed consolidated balance sheets.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

4. Related Party Transactions and Balances

Management and administrative services are compensated as per a Service Agreement between the Company and its Chief Executive Officer executed on April 30, 2011, a Service Agreement between the Company and its former Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2015, whereby the fee is based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company's consolidated financial statements as a necessary part of funding the Company's operations.

As of October 31, 2015 and April 30, 2015, the Company had payable balances due to related parties totaling $560,557 and $369,178, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	October 31, 2015	April 30, 2015
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000

Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2015, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company's common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company's convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties are currently in default and consisted of the following at:

	October 31, 2015	April 30, 2015
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $14,494 and $11,143 at October 31, 2015 and April 30, 2015, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	October 31, 2015	April 30, 2015
Note payable, no interest, convertible into common stock of the Company at $0.02 per share	$11,000	$11,000
Note payable, no interest, convertible into common stock of the Company at $0.02 per share 90 days from demand	141,150	141,150
Note payable, no interest, convertible into common stock of the Company at $0.02 per share on a quarterly basis	14,500	14,500
Note payable to institutional investor repaid in August 2015	-	38,000
Note payable to institutional investor repaid in September 2015	-	16,000
Other, with interest at 6% per annum	9,000	9,000
Less discount	-	(29,902)

	$175,650	$199,748

The $11,000 and $141,150 convertible notes payable outstanding at October 31, 2015 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2015, these two convertible notes had not been converted and therefore are in default.

On December 3, 2014, the Company entered into a convertible promissory note with an institutional investor ("Investor") for $38,000, which bore interest at an annual rate of 8% and matured on September 5, 2015.  The Investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company's common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company could prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increased every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company had no right of prepayment.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $3,000 in prepaid expenses, and a debt discount and derivative liability of $37,325 related to the conversion feature.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.

In June 2015, the Company paid the institutional investor $25,000, $14,286 principal of the $38,000 convertible note payable and $10,714 in early payment penalties.   On July 1, 2015, the institutional investor converted $10,014 principal of the convertible loan into 181,748 shares of the Company's common stock.  In August 2015, the Company paid the institutional investor $20,000, $5,714 principal and $14,286 in accrued interest and early payment penalties.  In October 2015, the Company paid the institutional investor $42,500, the remaining principal of $7,986 and $34,514 in loan extension fees and early payment penalties.

On March 2, 2015, the Company entered into a convertible promissory note with an institutional investor for $16,000, which bore interest at an annual rate of 8% and matured on December 4, 2015.  The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading prices for the Company's common stock during the ten trading day period ending one trading day prior to the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is 30 days following the date of the note, the Company could prepay the note upon payment of an amount equal to the outstanding principal multiplied by 120%, together with accrued and unpaid interest.  The amount of the prepayment increased every subsequent 30 days to 125%, 130%, 135%, 140% and 145% of the outstanding principal together with accrued and unpaid interest.  After the expiration of 180 days following the date of the note, the Company had no right of prepayment.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $500 in prepaid expenses, and a debt discount and derivative liability of $16,000 related to the conversion feature.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The convertible note was paid in full in September 2015.

During the six months ended October 31, 2015, we had the following activity in the accounts related to the convertible note to institutional investor:

	Derivative Liability	Debt Discount	Loss on Derivative Liability

Balance at April 30, 2015	$47,808	$29,902
Loss on derivative liability	144,941	-	$(144,941)
Conversion of debt to shares of common stock and repayment of debt	(192,749)	(13,317)	-
Amortization of debt discount to interest expense	-	(16,585)	-

Balance at October 31, 2015	$-	$-	$(144,941)

Accrued interest payable was $1,214 and $2,383 at October 31, 2015 and April 30, 2015, respectively.

6. Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence when measuring fair value using a hierarch based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument's categorization with the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

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

As of October 31, 2015, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company's convertible notes was not determinable since there has been no current market value for the Company's common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

As of October 31, 2015, the Company had no convertible notes payable or related derivative liabilities measured at fair value.

7. Stockholders' Deficit

Common Stock:

The Company has 200,000,000 shares of $0.001 par value common stock authorized.  On February 20, 2014, a majority of the shareholders of the Company holding 82.95% of the Company's voting stock approved a 20:1 reverse stock split.   On March 3, 2014, a request was filed with the Financial Industry Regulatory Authority (FINRA) to approve the reverse split.  FINRA approved the reverse split effective April 4, 2014.  The reverse stock split has been given retroactive effect in the accompanying consolidated financial statements and notes thereto.

During the six months ended October 31, 2015, the Company issued 181,748 shares of its common stock for conversion of debt:  reducing convertible notes payable by $10,014, reducing debt discount by $2,594, reducing derivative liability by $24,051, increasing common stock by $18, increasing additional paid-in capital by $33,969 and recording a loss on extinguishment of debt of $2,516.  In addition, the Company cancelled 15 shares of its common stock with no impact on its consolidated financial statements.

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

The Company has the following commitments as of October 31, 2015:

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

c)
In order to maintain the Company's claims and/or leases, the Company must make annual payments to the Bureau of Land Management ("BLM") and the State of Nevada, due in September of each year.  Payment to the BLM is currently $195 per claim and the State of Nevada is currently $40 per claim.

9. Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the six months ended October 31, 2015 and through the date of filing this quarterly report that the Company believes would be applicable to or have a material impact on the Company's consolidated financial statements.

10. Supplemental Statement of Cash Flows Information

During the six months ended October 31, 2015 and 2014, the Company paid $67,514 and $0 for interest.

During the six months ended October 31, 2015 and 2014, the Company paid no amounts for income taxes.

During the six months ended October 31, 2015, the Company had the following non-cash investing and financing activities:

Increased common stock by $18, increased additional paid-in capital by $33,969, decreased convertible notes payable by $10,014, decreased debt discount by $2,594 and decreased derivative liability by $24,051.

Decreased debt discount by $10,723 and derivative liability by $146,533.

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

Increased common stock by $187, increased additional paid-in capital by $186,380, decreased accrued interest payable by $2,406 and decreased convertible notes payable by $158,168.

11. Acquisitions

Defense Technology Corporation

On October 5, 2015, the Company entered into an agreement to acquire 100% of Defense Technology Corporation, a privately held Colorado company with principal offices in New Port Richey, Florida ("DTC"). DTC is the developer of defense, detection and protection products to improve security for military personnel and schools and other public facilities. Following completion of the acquisition, DTC will become a wholly owned subsidiary of the Company.

In consideration for the acquisition, the Company will issue 4,000,000 shares of its common stock to the sole shareholder of DTC and certain of its note holders.  Additionally, DTC will be able to earn certain additional Company preferred shares, Series "B" Convertible ("Series "B" Shares"), upon attaining certain milestone gross sales. The closing of the acquisition was scheduled on or before November 30, 2015 but has been extended (see Note 12).  Following the closing, Canyon Gold will use its reasonable best efforts to effectuate a spin-off of its present subsidiary, Long Canyon Gold Resources Corp., on terms to be determined.

Vaportech

On June 6, 2015, the Company entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, ("Vaportech"), owner of the Cedar Leaf Oil Vapor Technology.  Based on the due diligence performed, on September 8, 2015, the parties entered into an agreement to cancel the acquisition.

12. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after October 31, 2015 that would have a material impact on the Company's financial results or require disclosure.

On November 28, 2015, the Company entered into an amendment to the agreement to acquire DTC (Note 11) to extend the closing date to on or before December 31, 2015.

Pursuant to a Securities Purchase Agreement dated November 24, 2015, the Company received proceeds of $47,500 from a convertible promissory note with a principal of $55,500.  The note bears interest at 8% per annum, matures in nine months, and is convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the agreement.

On December 4, 2015, the Company issued 200,000 shares of its common stock, valued at $0.50 per share, to a new member of its board of directors.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Canyon Gold Corp. ("Canyon Gold" or the "Company") was incorporated in the State of Delaware on May 27, 1998.  Canyon Gold presently holds mining claims and leases located in the State of Nevada.

In July 2011, we acquired 100% of the outstanding capital stock of Long Canyon Gold Resources Corp. of North Vancouver BC, Canada ("Long Canyon"), whereby Long Canyon became our wholly owned subsidiary.  The acquisition of Long Canyon was accounted for as a reverse acquisition and recapitalization, with Canyon Gold being the legal acquirer and Long Canyon being the accounting acquirer.

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

We have engaged the services of Development Resources LLC of American Fork, Utah ("DRLLC") to conduct preliminary studies of claims.  We intend to conduct exploration activities for gold, silver and other minerals on the properties in phases as funding permits.  There can be no assurance that a commercially viable mineral deposit exists on our property.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

On October 5, 2015, we entered into an agreement to acquire 100% of Defense Technology Corporation, a privately held Colorado company with principal offices in New Port Richey, Florida ("DTC"). DTC is the developer of defense, detection and protection products to improve security for military personnel and schools and other public facilities. Following completion of the acquisition, DTC will become a wholly owned subsidiary of the Company.  The closing of the acquisition was scheduled on or before November 30, 2015, but has been extended to on or before December 31, 2015.

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

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Going Concern

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2015, the Company has no revenues, has accumulated losses of $1,987,714 since inception on June 19, 2008 and a working capital deficit of $1,035,750 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and six months ended October 31, 2015 and 2014.

Our total operating expenses decreased to $47,415 in the three months ended October 31, 2015 from $60,800 in the three months ended October 31, 2014, and decreased to $120,536 in the six months ended October 31, 2015 from $145,485 in the six months ended October 31, 2014.  The decrease was due primarily to a decrease in directors' fees and decreases in most other operating expenses.

Our interest expense increased to $62,006 in the three months ended October 31, 2015 from $16,094 in the three months ended October 31, 2014, and increased to $90,420 in the six months ended October 31, 2015 from $39,644 in the six months ended October 31, 2014.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A substantial portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $70,567 in the three months ended October 31, 2015 and a loss on derivative liability of $924 in the three months ended October 31, 2015.  We recognized a loss on derivative liability of $144,941 in the six months ended October 31, 2015 and a gain on derivative liability of $15,046 in the six months ended October 31, 2014.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $92,712 in the three months ended October 31, 2015 and a loss on extinguishment of debt of $3,824 in the three months ended October 31, 2014.  We recognized a gain on extinguishment of debt of $155,459 in the six months ended October 31, 2015 and a loss on extinguishment of debt of $1,408 in the six months ended October 31, 2014.   The gain on extinguishment of debt in the current year resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

As a result, our net loss increased to $87,276 in the three months ended October 31, 2015 from $81,642 in the three months ended October 31, 2014, and increased to $200,438 in the six months ended October 31, 2015 from $171,491 in the six months ended October 31, 2014.

We have no firm commitments for capital expenditures other than to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At October 31, 2015, we had total current assets of $11,500, no cash and total current liabilities of $1,047,250, resulting in a working capital deficiency of $1,035,750.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $14,494; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $560,557.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At October 31, 2015, we had total convertible notes payable, net of discount, of $175,650.  We anticipate converting these notes payable into shares of our common stock; however, there can be no assurance that we will be successful in accomplishing this.

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

Pursuant to a Securities Purchase Agreement dated November 24, 2015, we received proceeds of $53,500 from a convertible promissory note with a principal of $55,500.  The note bears interest at 8% per annum, matures in nine months, and is convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the agreement.

During the six months ended October 31, 2015, net cash provided by operating activities was $43,803, as a result of our net loss of $200,438, gain on extinguishment of debt of $155,459, increase in prepaid expenses of $5,642 and decrease in accrued interest payable of $1,169, offset by non-cash expenses totaling $162,651 and increases in accounts payable of $49,130, accrued interest payable – related parties of $3,351, and payables – related parties of $191,379.

During the six months ended October 31, 2014, net cash used in operating activities was $14,896, as a result of our net loss of $171,491, gain on derivative liability of $15,046, and increase in prepaid expenses of $7,115, partially offset by non-cash expenses totaling $27,824, and increases in accounts payable of $56,595, accrued interest payable of $1,814, accrued interest payable – related parties of $7,000, and payables – related parties of $85,523.

During the six months ended October 31, 2015 and 2014, we had no cash provided by or used in investing activities.

During the six months ended October 31, 2015, net cash used in financing activities was $43,986, comprised of repayment of convertible notes payable.  During the six months ended October 31, 2014, net cash provided by financing activities was $14,500, comprised of proceeds from convertible notes payable.

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

As of October 31, 2015, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three and six months ended October 31, 2015 and 2014.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non Employees, where the equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three and six months ended October 31, 2015 and 2014.

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) ("Exchange Act").  Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in a manner that allows timely decisions regarding required disclosures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2015, the Company did not issue any unregistered shares of its common stock.

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

* The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Exchange Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANYON GOLD CORP.

Date: December 15, 2015	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer