Form 10-Q
period 2016-01-31
CANYON GOLD CORP.
filed 2016-03-10
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-54851

CANYON GOLD CORP.
 (Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State or jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number

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

As of March 10, 2015, there were 21,249,676 shares of the registrant's common stock, $0.0001 par value, outstanding

CANYON GOLD CORP.
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2016

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements

Canyon Gold Corp.
Condensed Consolidated Balance Sheets

	January 31, 2016	April 30, 2015
ASSETS	(Unaudited)
Current assets:
Cash	$101	$183
Advance receivable	2,100	-
Prepaid expenses	14,488	5,858

Total current assets	16,689	6,041

Mineral claims	37,820	37,820

Total assets	$54,509	$43,861

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$145,805	$109,499
Accrued interest payable	2,694	2,383
Accrued interest payable – related parties	16,170	11,143
Derivative liability	131,757	47,808
Convertible notes payable, net of discount	209,265	199,748
Convertible notes payable – related parties	57,050	57,050
Notes payable – related parties	79,656	79,656
Payables – related parties	550,905	369,178

Total current liabilities	1,193,302	876,465

Total liabilities	1,193,302	876,465

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 21,249,676 and 20,867,943 shares issued and outstanding, respectively	2,125	2,087
Additional paid-in capital	1,079,131	952,475
Accumulated deficit	(2,220,159)	(1,787,276)

Total stockholders' deficit	(1,138,793)	(832,604)

Total liabilities and stockholders' deficit	$54,509	$43,861

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	26,333	11,549	49,608	37,684
Management and administrative fees	22,500	22,500	67,500	67,500
Professional fees	20,311	15,295	69,197	69,045
Directors' fees	94,820	-	94,820	15,000
Exploration costs	1,763	1,650	5,138	7,250

Total expenses	165,727	50,994	286,263	196,479

Loss from operations	(165,727)	(50,994)	(286,263)	(196,479)

Other income (expense):
Interest expense	(19,461)	(8,934)	(109,881)	(48,578)
Gain (loss) on derivative liability	(47,257)	(4,038)	(192,198)	11,008
Gain on extinguishment of debt	-	21,105	155,459	19,697

Total other income (expense)	(66,718)	8,133	(146,620)	(17,873)

Loss before income taxes	(232,445)	(42,861)	(432,883)	(214,352)

Provision for income taxes	-	-	-	-

Net loss	$(232,445)	$(42,861)	$(432,883)	$(214,352)

Net loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding – basic and diluted	21,175,763	20,867,942	21,050,885	20,690,328

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(432,883)	$(214,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for director's fees	91,020	-
Imputed interest on convertible notes payable	1,687	1,914
Amortization of debt discount to interest expense	30,199	30,826
(Gain) loss on derivative liability	192,198	(11,008)
Gain on extinguishment of debt	(155,459)	(19,697)
Change in operating assets and liabilities:
Increase in prepaid expenses	(8,630)	(5,949)
Increase in accounts payable	36,306	35,015
Increase (decrease) in accrued interest payable	311	(53)
Increase in accrued interest payable – related parties	5,027	8,575
Increase in payables – related parties	181,727	120,523

Net cash used in operating activities	(58,497)	(54,206)

Cash flows from investing activities:
Increase in advances receivable	(2,100)	-

Net cash used in investing activities	(2,100)	-

Cash flows from financing activities:
Proceeds from convertible notes payable	104,500	52,500
Proceeds from convertible notes payable – related parties	-	53,900
Repayment of convertible notes payable	(43,985)	(30,500)
Repayment of convertible notes payable – related parties	-	(21,850)

Net cash provided by financing activities	60,515	54,050

Net decrease in cash	(82)	(156)

Cash at beginning of period	183	396

Cash at end of period	$101	$240

See notes to condensed consolidated financial statements

Canyon Gold Corp.
Notes to Condensed Consolidated Financial Statements
January 31, 2016
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

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2016, the Company has no revenues, has accumulated losses of $2,220,159 and a working capital deficit of $1,176,613 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of January 31, 2016, the consolidated results of its operations for the three and nine months ended January 31, 2016 and 2015, and its consolidated cash flows for the nine months ended January 31, 2016 and 2015.  The results of operations for the three and nine months ended January 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year ending April 30, 2016.

Consolidation

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three and nine months ended January 31, 2016 and 2015.

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

As of January 31, 2016 and April 30, 2015, the Company had payable balances due to related parties totaling $550,905 and $369,178, respectively, which resulted from transactions with significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	January 31, 2016	April 30, 2015

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2016, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Historically, there has been no determinable and active market value for the Company's common stock. Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to the Company's convertible notes payable – related parties.  These convertible features will be evaluated in subsequent periods for fair value determination.

Notes payable – related parties are currently in default and consisted of the following at:

	January 31, 2016	April 30, 2015

Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $16,170 and $11,143 at January 31, 2016 and April 30, 2015, respectively.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	January 31, 2016	April 30, 2015

Note payable, no interest, convertible into common stock of the Company at $0.02 per share	$11,000	$11,000
Note payable, no interest, convertible into common stock of the Company at $0.02 per share 90 days from demand	141,150	141,150
Note payable, no interest, convertible into common stock of the Company at $0.02 per share on a quarterly basis	14,500	14,500
Note payable, with interest at 6% per annum, due November 11, 2015, convertible into common stock of the Company at $0.10 per share	20,000	-
Note payable to institutional investor, with interest at 6% per annum, due November 24, 2016, convertible after six months into common stock of the Company at a defined conversion price	55,500	-
Note payable to institutional investor, with interest at 6% per annum, due December 31, 2016, convertible after six months into common stock of the Company at a defined conversion price	39,000	-
Note payable to institutional investor repaid in August 2015	-	38,000
Note payable to institutional investor repaid in September 2015	-	16,000
Other, with interest at 6% per annum	9,000	9,000
Less discount	(80,885)	(29,902)

	$209,265	$199,748

The $11,000 and $141,150 convertible notes payable outstanding at January 31, 2016 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2016, these two convertible notes had not been converted and therefore are in default.

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

On November 24, 2015, the Company entered into a convertible promissory note with an institutional investor for $55,500, which bears interest at an annual rate of 8% and matures on November 24, 2016.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest sale price of the Company's common stock during the twenty consecutive trading days immediately preceding the date of the conversion notice.  At any time for the period beginning on the date of the note and ending on the date which is six months following the date of the note, the Company can prepay the note upon payment of an amount equal to the outstanding principal multiplied by 135%, together with accrued and unpaid interest, provided that such prepayment factor shall equal 125% if prepayment is made on or before a date that is 90 days from the date of the note. After the expiration of 180 days following the date of the note, the Company has no right of prepayment.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $3,000 in prepaid expenses, a debt discount of $55,500, including an original issue discount of $7,000, a derivative liability of $167,776 related to the conversion feature, and a loss on derivative liability of $119,276.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On December 31, 2015, the Company entered into a convertible promissory note with an institutional investor for $39,000, which bears interest at an annual rate of 8% and matures on December 31, 2016.  The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest trading price of the Company's common stock during the twenty consecutive trading days immediately preceding the date of the conversion notice.  The Company can prepay the outstanding note principal pursuant to the following schedule:  payment on day 1 – 60 at 120% of principal owed; payment on day 61 – 120 at 135% of principal owed; and payment on day 121 – 180 at 150% of principal owed.  After the expiration of 180 days following the date of the note, the Company has no right of prepayment.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $4,500 in prepaid expenses, a debt discount of $39,000, including an original issue discount of $3,000, a derivative liability of $70,144 related to the conversion feature, and a loss on derivative liability of $34,144.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

During the nine months ended January 31, 2016, we had the following activity in our derivative liability account:

Balance at April 30, 2015	$47,808
Issuance of new debt	84,500
Loss on derivative liability	192,198
Conversion of debt to shares of common stock and repayment of debt	(192,749)
Amortization of debt discount to interest expense	-

Balance at January 31, 2016	$131,757

The estimated fair value of the derivative liability at January 31, 2016 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.47%
Expected life in years	0.82 - 0.92
Dividend yield	0%
Expected volatility	147.38% - 153.42%

Accrued interest payable was $2,694 and $2,383 at January 31, 2016 and April 30, 2015, respectively.

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

As of January 31, 2016, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company's convertible notes was not determinable since there has been no current market value for the Company's common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible notes payable to institutional investors and related derivative liability are measured at fair value on a recurring basis and estimated as follows at January 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liability	$131,757	$-	$-	$131,757
Convertible notes payable, net	13,615	-	-	13,615

Total liabilities measured at fair value	$145,372	$-	$-	$145,372

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

During the nine months ended January 31, 2016, the Company issued 181,748 shares of its common stock for conversion of debt:  reducing convertible notes payable by $10,014, reducing debt discount by $2,594, reducing derivative liability by $24,051, increasing common stock by $18, increasing additional paid-in capital by $33,969 and recording a loss on extinguishment of debt of $2,516.  In addition, the Company cancelled 15 shares of its common stock with no impact on its consolidated financial statements.

On December 4, 2015, the Company issued 200,000 shares of its common stock, valued at $0.4551 per share, to a new member of its board of directors.

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

The Company has the following commitments as of January 31, 2016:

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

c)
In order to maintain the Company's claims and/or leases, the Company must make annual payments to the Bureau of Land Management ("BLM") and the State of Nevada, due in September of each year.  Payment to the BLM is currently $195 per claim and the State of Nevada is currently $40 per claim, or a total annual commitment of $7,050.

9. Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the nine months ended January 31, 2016 and through the date of filing this quarterly report that the Company believes would be applicable to or have a material impact on the Company's consolidated financial statements.

10. Supplemental Statement of Cash Flows Information

During the nine months ended January 31, 2016 and 2015, the Company paid $67,514 and $1,550 for interest.

During the nine months ended January 31, 2016 and 2015, the Company paid no amounts for income taxes.

During the nine months ended January 31, 2016, the Company had the following non-cash investing and financing activities:

Increased common stock by $18, increased additional paid-in capital by $33,969, decreased convertible notes payable by $10,014, decreased debt discount by $2,594 and decreased derivative liability by $24,051.

Decreased debt discount by $10,723 and derivative liability by $168,698.

Increased debt discount and derivative liability by $84,500.

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

Increased debt discount and derivative liability by $37,326.

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

In consideration for the acquisition, the Company will issue 4,000,000 shares of its common stock to the sole shareholder of DTC and certain of its note holders.  Additionally, DTC will be able to earn certain additional Company preferred shares, Series "B" Convertible ("Series "B" Shares"), upon attaining certain milestone gross sales. The closing of the acquisition was scheduled on or before November 30, 2015 and was subsequently extended to December 31, 2015.  However, the closing has been extended pending the completion of DTC's audited financial statements.  Following the closing, Canyon Gold will use its reasonable best efforts to effectuate a spin-off of its present subsidiary, Long Canyon Gold Resources Corp., on terms to be determined.

Vaportech

On June 6, 2015, the Company entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, ("Vaportech"), owner of the Cedar Leaf Oil Vapor Technology.  Based on the due diligence performed, on September 8, 2015, the parties entered into an agreement to cancel the acquisition.

12. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after January 31, 2016 that would have a material impact on the Company's financial results or require disclosure.

The Company has not closed the acquisition of DTC pending the completion of audited financial statements of DTC.

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

On October 5, 2015, we entered into an agreement to acquire 100% of Defense Technology Corporation, a privately held Colorado company with principal offices in New Port Richey, Florida ("DTC"). DTC is the developer of defense, detection and protection products to improve security for military personnel and schools and other public facilities. Following completion of the acquisition, DTC will become a wholly owned subsidiary of the Company.  The closing of the acquisition was scheduled on or before November 30, 2015 and was subsequently extended to December 31, 2015.  However, the closing has been extended pending the completion of DTC's audited financial statements.  Following the closing, the Company will use its reasonable best efforts to effectuate a spin-off of its present subsidiary, Long Canyon Gold Resources Corp., on terms to be determined.  The Company has not closed the acquisition of DTC pending the completion of audited financial statements of DTC.

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

Going Concern

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2016, the Company has no revenues, has accumulated losses of $2,220,159 since inception on June 19, 2008 and a working capital deficit of $1,176,613 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2016 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and nine months ended January 31, 2016 and 2015.

Our total operating expenses increased to $165,727 in the three months ended January 31, 2016 from $50,994 in the three months ended January 31, 2015, and increased to $286,263 in the nine months ended January 31, 2016 from $196,479 in the nine months ended January 31, 2015.  The increase was due primarily to an increase in directors' fees, including the issuance of 200,000 shares of our common stock valued at $91,020 in December 2015 to a new director.  We also incurred increases in general and administrative expenses and professional fees.

Our interest expense increased to $19,461 in the three months ended January 31, 2016 from $8,934 in the three months ended January 31, 2015, and increased to $109,881 in the nine months ended January 31, 2016 from $48,578 in the nine months ended January 31, 2015.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A substantial portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $47,257 in the three months ended January 31, 2016 and a loss on derivative liability of $4,038 in the three months ended January 31, 2015.  We recognized a loss on derivative liability of $192,198 in the nine months ended January 31, 2016 and a gain on derivative liability of $11,008 in the nine months ended January 31, 2015.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $21,105 in the three months ended January 31, 2015, and recognized a gain on extinguishment of debt of $155,459 and $19,697 in the nine months ended January 31, 2016 and 2015, respectively. The gain on extinguishment of debt resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

As a result, our net loss increased to $232,445 in the three months ended January 31, 2016 from $42,861 in the three months ended January 31, 2015, and increased to $432,883 in the nine months ended January 31, 2016 from $214,352 in the nine months ended January 31, 2015.

We have no firm commitments for capital expenditures other than to explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At January 31, 2016, we had total current assets of $16,689, including cash of $101, and total current liabilities of $1,193,302, resulting in a working capital deficiency of $1,176,613.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $16,170; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $550,905.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At January 31, 2016, we had total convertible notes payable, net of discount, of $209,265 and a related derivative liability of $131,757.  We anticipate converting these notes payable into shares of our common stock; however, there can be no assurance that we will be successful in accomplishing this.

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

Pursuant to two convertible notes payable to institutional investors, we received total cash proceeds of $104,500 in November and December 2015.  The notes, which have a total principal of $94,500 ($10,000 total original interest discount), bear interest at 8% per annum, matures in one year, and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.

During the nine months ended January 31, 2016, net cash used in operating activities was $58,497, as a result of our net loss of $432,883, gain on extinguishment of debt of $155,459, and increase in prepaid expenses of $8,630, partially offset by non-cash expenses totaling $315,104, and increases in accounts payable of $36,306, accrued interest payable of $311, accrued interest payable – related parties of $5,027, and payables – related parties of $181,727.

During the nine months ended January 31, 2015, net cash used in operating activities was $54,206, as a result of our net loss of $214,352, gain on derivative liability of $11,008, gain on extinguishment of debt of $19,697, increase in prepaid expenses of $5,949, and decrease in accrued interest payable of $53, partially offset by non-cash expenses totaling $32,740, and increases in accounts payable of $35,015, accrued interest payable – related parties of $8,575, and payables – related parties of $120,523.

During the nine months ended January 31, 2016, net cash used in investing activities was $2,100, comprised of an increase in advances receivable.  During the nine months ended January 31, 2015, we had no cash provided by or used in investing activities.

During the nine months ended January 31, 2016, net cash provided by financing activities was $60,515, comprised of proceeds from convertible notes payable of $104,500, partially offset by repayment of convertible notes payable of $43,985.  During the nine months ended January 31, 2015, net cash provided by financing activities was $54,050, comprised of proceeds from convertible notes payable of $52,500 and proceeds from convertible notes payable – related parties of $53,900, partially offset by repayment of convertible notes payable of $30,500 and repayment of convertible notes payable – related parties of $21,850.

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

As of January 31, 2016, we did not have sufficient cash to fund our operations for the next twelve months.

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

Basic and Diluted Loss per Common Share

Basic loss per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  There are no such common stock equivalents outstanding for the three and nine months ended January 31, 2016 and 2015.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three and nine months ended January 31, 2016 and 2015.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2016, the Company issued 200,000 shares of its common stock in payment of director's fees valued at $91,020.  The securities were issued in a private transaction to a related party pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

CANYON GOLD CORP.

Date: March 10, 2016	By: /S/ Stephen M. Studdert
Stephen M. Studdert
Chief Executive Officer
Acting Chief Financial Officer