Form 10-K
period 2016-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2016-07-29
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ]                          Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2016

   [    ]                          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

(Formerly Canyon Gold Corp.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes [   ]   No [ X ]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2015, the last business day of the registrant's most recently completed second quarter, was $2,452,397.  Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of registrant's outstanding common stock as of October 31, 2015 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of July 29, 2016 was 24,474,056.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(FORMERLY CANYON GOLD CORP.)

As used in this report, unless otherwise indicated, "we", "us", "our", and the "Company" refer to Defense Technologies International Corp. (formerly Canyon Gold Corp.).

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART  I

Item 1.                Business

With the acquisition of Defense Technology Corporation ("DTC"), Defense Technologies International Corp. (formerly Canyon Gold Corp.) plans to bring defense detection and protection products to market intended to improve security for military personnel, schools and other public facilities.

During the year ended April 30, 2016, the Company did not make certain payments related to its mining lease claims located in the State of Nevada.  As a result, on May 11, 2016, the Company renewed its claims and is required to pay the associated fees within 90 days of the renewal.  The Company anticipates completing the payment of fees by August 5, 2016.  As a result of the renewal of the claims in May 2016, the Company currently holds these claims.  According to SEC Industry Guide No. 7, we are classified or considered an exploration stage mineral company defined as a company engaged in the search for mineral deposits or reserves of precious and base metal targets, which are not in either the development or production stage.  Subsequent to the completion of the DTC acquisition, the Company intends to use its reasonable best efforts to effectuate a possible spin-off of its subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon"), on terms to be determined.

Our principal executive office is located at 4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147, telephone (1-800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada. The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Corporate Name Change

The Company was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name from Canyon Gold Corp. to Defense Technologies International Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Defense Technology Corporation Acquisition

 On October 5, 2015, the Company entered into an agreement to acquire 100% of Defense Technology Corporation, a privately held Colorado limited liability company ("DTC") with principal offices in New Port Richey, Florida.  The agreement provides that the Company acquire from Jeffrey Vanalstine, President of DTC, the one outstanding share of DTC that represents 100% of its shares.  DTC is the developer of defense, detection and protection products to improve security for military personnel and schools and other public facilities.  DTC maintains a website at www.defensetechnologycorporation.com.

We previously intended to close the transaction on December 31, 2015, however we extended the date to allow additional time for due diligence and for DTC to finalized requisite documents and financial statements. On July 15, 2016, we executed necessary closing documents to finalize the acquisition of DTC, which became our wholly owned subsidiary. DTC is required to deliver to the Company its audited financial statements in order that they can be included with the Company's consolidated financial statements.  Within ten days of completion of DTC's audited financial statements, the Company will appoint Jeff Vanalstine to the Company's Board of Directors, and will appoint Merrill Moses, President of the Company, to the DTC Board of Directors.

In consideration for acquiring DTC, the Company has authorized the issuance of 4,000,000 shares of voting Common Stock to Mr. Vanalstine and certain of DTC's note holders.  The shares will be restricted from trading for a period of one year and will thereafter be released on a quarterly basis.  Additionally, DTC will be able to earn certain additional Series "B" Convertible Preferred Shares of the Company upon attaining certain gross sales milestones.

DTC was formed in 2007 to bring products to market in the areas of personal and collateral protection.  DTC operates in the markets of personal and collateral protection by creating technology that is unique in design and operation.  DTC currently has two products in development that they believe will impact their respective industries.

DTC has assembled a team of experts that have built relationships in target markets spanning over three years, enabling the company to deal directly with the decision makers specific to its products.  DTC has presented to state and federal government departments and is positioned to move forward with the sale of products.

DTC's business model is based on the hub and spoke system operating in an identified market with a direct connection to decision makers.  The markets for its lead product are the 105,000 U.S. public and private schools, colleges and universities.  The core customer base is government, specifically federal, state, and regional, together with international replication and future commercial applications.

Long Canyon Gold Resources Corp.

On July 20, 2011, the Company acquired 100% of the issued shares of Long Canyon Gold Resources Corp. ("Long Canyon"), a private British Columbia, Canada Corporation, incorporated on June 19, 2008, in a share for share exchange accounted for as a reverse acquisition and recapitalization.  In May 2016, Long Canyon renewed leases for 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  The claims had previously lapsed due to late payment of the annual lease obligations.  Each of the 30 claims in Section 35 is a Federal BLM unpatented lode claims, 20 acres in size and includes placer rights in Nevada. The actual area of the 30 claims is 600 acres and the balance of approximately 40 acres in Section 35 consists of a slough and swampy pond area. The claims were initially listed as CG #1 through CG#30.

In exchange for the acquisition of Long Canyon, we issued to the stockholders of Long Canyon 27,998,699 shares of our common stock and 500,000 Series B preferred shares, which are convertible into a total of 5.0 million of our common shares.  The Series B preferred shares were assigned to Development Resources LLC ("DRLLC") as consideration for the 30 BLM mineral lease claims previously acquired by Long Canyon from DRLLC. On July 22, 2011, we issued to EMAC, 600,000 Series A preferred shares, convertible into 6.0 million shares of common stock.  The Series A preferred shares satisfied certain payables to EMAC in connection with Long Canyon's acquisition of mineral claims and certain related party payables.  The payables refer to certain executive and administrative services provided to the Company and Long Canyon.  Also, at the time of the Long Canyon acquisition, Long Canyon and the Company agreed that the 600,000 Series A preferred shares would be transferred to EMAC in consideration for a payable to EMAC.  The preferred shares are only convertible into common stock starting 12 months after the first day that our common stock is traded on the on the OTC-Bulletin Board, now the OTCQB.

We have engaged DRLLC of American Fork, Utah to conduct preliminary studies of our claims as funding permits.  We intend to conduct exploration activities on the properties in phases. We plan to explore for gold, silver and other minerals on the property covering an area of approximately 640 acres. There can be no assurance that a commercially viable mineral deposit exists on our property or that we will be successful in raising the funding to continue our exploration activities.  Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

Abandoned Vaportech Acquisition

On June 6, 2015, the Company entered into an agreement to acquire 90% of Vaportech3d LLC, a privately held Nevada limited liability company, formerly known as EMAC Holdings, LLC, a related party, ("Vaportech"), owner of the Cedar Leaf Oil Vapor Technology.  Based on the due diligence performed, on September 8, 2015, the parties entered into an agreement to cancel the acquisition.

DTC Business Opportunity

Our immediate goal is to reorganize the existing indebtedness of DTC and to provide an estimated $25,000 for the completion of the initial production of DTC's Offender Alert Passive Scan.  The Offender Alert Passive Scan is an advanced passive scanning system for detecting and identifying concealed threats.  The unit can be installed into a door frame with no visual presence, providing covert detection, or can be installed as a stand-alone unit for portable operation.

The passive scan consists of eight highly developed sensors that read the constantly changing variations in the earth's magnetic field.  These same sensors have applications in places such as along the San Andreas fault line, where they measure changes in the earth's magnetic fields to anticipate earthquake activity.

The system is a frame that can be installed in a doorway, and can be installed covertly, or can operate as a free standing unit for portable use.  Because the earth's magnetic field is never static, the system constantly self-adjusts.  When a subject passes through the "curtain" with something of a metallic nature, an invisible wave of variation is generated where the signal has the greatest strength.

The program provides a visual image of where the items are located on the suspect, as well as an approximation of the size of the item (with optional equipment).  With cameras available at the facility, the system will instantly relay the image of the suspect, position and time of the offending alert.  The picture can be transmitted to security, management or any designated recipient and can be retained in the memory log of the computer.

With the use of electromagnets, the system emits nothing through the subject and is passive; it simply reads the ambient environment and the variations that occur as a person passes between two specific points.  Contrary to existing scanning and detection technology, the system emits no energy.  The DTC system is able to detect objects such as cell phones, knives, and firearms including covert handguns.

Scanner systems currently in the market are effectively an X-RAY in some form; existing scanning technology emits a signal from one side of a scanning unit, through the subject, to the other side of the unit.  The Offender Alert technology does not rely on X-RAYS, and its competitively priced at less than half the cost of similar units now in use in the marketplace.

We currently estimate the first installation of the Offender Alert in the third quarter of calendar year 2016.

Current Minerals Business

Our current mineral property interests are comprised of 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  These properties are located next to other exploration projects owned by other mining companies in the Long Canyon Gold Trend.  All of the claims are located in Section 35, T 34N R63E, Mount Diablo Base & Meridian (Meridian MDB&M).  We intend to explore the claims for gold and silver mineralization deposits as funding permits.

The property rights to each claim are acquired by first staking the ground with a legal marker wooden post with identification of the location, date of staking location and owners name attached to each post. The locator or owner then has a period of time to then file the Mining Claim Notices with the County Recorder's office and, in this case, in Elko County, Nevada. A fee is paid for this filing and a County Stamp with the date of such recording is put on each Claim Location Notice. The locator or owner then has up to 90 days from the location date on the Claim Notice to file and pay an additional fee to the BLM in Reno, Nevada to record the ownership of each claim with the BLM. The locator or owner is then officially listed with both the County and the BLM as having the mineral claim control to the claims and holds complete ownership interest in the surface rights and subsurface rights to all minerals on the claims up to the new required notice to hold date, which is the following next September 1 date from the date of the location on the Claim Notice.  It is officially recognized that the locator or owner has such rights on the ground that each claim is located on from the date the posts are put in the ground on the claim with the attached document as well until the proper recording dates required by the County and the BLM.

In January 2012, DRLLC prepared the preliminary geological report on our properties. Alex Burton of Burton Consulting Inc., was the consulting geologist for DRLLC and conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of his final geology report. Mr. Burton, an exploration geologist and geochemist, has become a member of our advisory board. Titles to the 30 claims (approximately 640 acres) were originally recorded in the name of DRLLC; however the title has been transferred to the Company.

Our agreement with DRLLC obligated Long Canyon to pay to DRLLC $30,000 to complete full staking and acquisition of mineral lease claims.   DRLLC would then assign to Long Canyon a 100% interest in the claims, subject to DRLLC holding a 3% Net Smelter Royalty on the claims.  Long Canyon is further obligated to pay all BLM and State of Nevada registration fees and to perform initial exploration work on the claims.  Also, DRLLC will retain a first right of refusal to buy back the claims in the event the Company intends to sell the claims.

We will conduct exploration activities on the properties in phases.  We intend to explore for gold, silver and other minerals on the property covering an area of approximately 640 acres. There is no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

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

In the event an ore body is discovered as a result of our exploration programs, significant additional funding would be necessary to proceed.  In order to satisfy this need, we anticipate seeking a strategic partnership or joint venture with a much larger mining company in order to fund additional heavy exploration drilling, feasibility studies and establishing mining operations. A feasibility study would detail the costs to provide all infrastructure including, but not limited to, pumping water from underground sources or building lakes to hold such water needs, building electrical lines to the area for needed power or using standalone large generator systems to provide necessary power. It is our intent to remain an exploration company and to seek a partner to further develop and operate our properties.  Presently, there can be no assurance that we will discover minerals in a commercially viable amount or that we would be able to secure a strategic partner to provide necessary funding to become operational.

Regulatory Requirements

In order to maintain the Company's claims and/or leases, we must make annual payments to the Bureau Land Management ("BLM") and State of Nevada, due in September of each year.  Payment to the BLM is $145 per claim and the State of Nevada is $70 per claim.  We currently own the 30 BLM mineral leases for which we are obligated to make annual payments.

Phase one of our exploration program, completing a preliminary geological report on our four sections of BLM mineral lease claims, required no permits or bonding, provided there was no surface land disturbance of more than one-third acre.  Phase two, provided preliminary geological reports are favorable and funding is available, will proceed with a drill program to confirm mineralization on these target areas from the surface to depth.  If initial core samples show evidence of gold mineralization, a geological grid map will be produced to lay out an extensive drill program to define a potential mineable ore body.  Phase two will require an "Access and Land Use Permit" from the BLM and State of Nevada.  Generally, this will require about 30 days for the filing process and cost approximately $12,000 for a bond to assure the reclamation of the subject areas.
..

Royalties

Presently, we are committed to pay a 3% Net Smelter Royalty ("NSR") to DRLLC on all of our 30 claims pursuant to the agreement between DRLLC and Long Canyon.

Maps of Properties

The following are maps and pictures of the Company's properties.

CANYON GOLD CORP.

Exploration & Mining in Nevada

Topo Map ♦ Elko – Wells – Claims

Road Map ♦ Wells to Claims

Claims Grid

Claims Area

EXPLORATION & MINING IN NEVADA

CANYON
GOLD
GOLD
Newmont (former Fronteer) claim area

ELKO - WELLS –
CLAIMS
Scale:  1 Inch = 10 Miles

ROAD - WELLS to CLAIMS

             N

          Scale: 1 Inch = 4 Miles

CLAIMS GRID

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

No production has taken place on Spruce Mountain since 1961. Some exploration occurred through the 1980s, but none were considered worthy of extensive mining.  Between 1958 and 1982, several companies conducted exploration for porphyry molybdenum deposits throughout the district. In 1984 and 1985, Santa Fe Mining Inc. remapped the western portion of the district, took rock and soil samples, conducted a VLF survey and drilled 33 RC holes, 30 of these on the Spruce Mountain property. Several of these holes intersected gold mineralization in the northern part of the Spruce Mountain property (the North Target).

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

Plan of Operations

With the completion of phase one of our exploration program and receipt of the final geology report and its recommendations to continue with Phase Two of the Company's exploration program, we will need an estimated $1,057,200 in funds for drilling and engineering studies to determine whether the mineral deposit is commercially viable. If we are unable to raise additional funds for this work, we would be unable to proceed, even if a mineral deposit is discovered.

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

These results are usually interpreted in conjunction with current metal-market conditions, management's corporate goals and the potential for phase two plans to facilitate the discovery process. The first phase of our two-phase exploration program on our property was completed in July 2012 and the final geology report delivered in September 2012. The final report indicates a plan for further exploration, including an initial drilling program, with recommendations and budgets.

Alex Burton, exploration geologist and geochemist and a member of our advisory board, is responsible for the final geology report.  Based on the conclusions set forth in the report and the preliminary exploration results obtained in phase one, management is confident that our properties are sufficiently positioned geologically to proceed with phase two.

All core drill samples will be sent to the ALS Chemex Labs for assay results. In the event these first drill core sample assays show substantial gold mineralization, a geological grid map will be produced to lay out an extensive "in-fill" drill program to define a potential mineable ore body. Once an ore body is defined by these drill program, a feasibility report will be produced to prepare and perform an application to all Nevada regulatory agencies for mining operation permits.

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

Stage "A"
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

Stage "B"

Stage B exploration is sequential after assay results have been evaluated.  A new report is not required.  Further exploration will require the drilling of a series of about a dozen Reverse Circulation drill holes to depths ranging from 400 feet to 1000 feet. This is usually followed by a series holes drilled with a diamond drill to firm up the grades obtained in the RC drilling so that greater validity can be assigned to the ore grades for reserve and resource calculations.

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

Competition

The exploration for and exploitation of mineral reserves is highly competitive with many local, national and international companies in the marketplace. We must compete against several established companies in the industry that are better financed and/or who have closer working relationships with productive mining companies. We will most likely seek a strategic relationship with a more established and larger mining company to provide assistance in developing our property into production, if exploration results so warrant. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regard, nor is there any assurance we will be able to secure such agreements. If we are unable to identify and/or partner with any third parties to assist us in attaining production grade minerals, we will likely be unsuccessful in producing any such minerals.

With the acquisition of DTC, we will become engaged in the security and defense detection and protection business. We believe that world concerns for safety will result in an expanded market for security products. There are many larger and well-seasoned companies engaged in the security and protection industry and DTC has not yet finalized and marketed any products. If DTC's initial products are not successful, or we are unable to develop new and unique products, we would not be able to compete with other businesses.

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

Employees

We presently do not have any employees and do not anticipate adding employees until our business operations and financial resources so warrant. We consider our current management to be sufficient to satisfy our requirements for the foreseeable future. Our exploration program is contracted to Development Resources LLC. and is payable in both cash and stock.  Further, we anticipate DTC adding employees as its products are developed and readied for marketing.

Facilities

We presently rent office facilities in Las Vegas, Nevada that serve as our principal executive offices.  The facilities are rented on a month-to-month basis on terms of $497 per month.

Employee Stock Plan

We have not adopted any kind of stock or stock option plan for employees at this time.

Industry Segments

No information is presented regarding industry segments.  We are presently a development stage company that has been seeking potential business opportunities in the minerals industry.  With the acquisition of DTC in July 216, we are seeking business opportunities in the defense, detection and protection products Reference is made to the consolidated statements of operations included in this Form 10-K for a report of our operating history for the past two fiscal years.

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

Item 4.     Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was accepted for quotation on the OTCQB on September 5, 2012 under the symbol "CGCC".  Previously, the shares were quoted on the OTC Pink Market, although there was not an active trading market.  Effective with our June 15, 2016 name change to Defense Technologies International Corp., our shares are now quoted on the OTCQB under the symbol "DTII".  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2016.

	High	Low
Fiscal year ended April 30, 2016
First Quarter	$0.195	$0.02
Second Quarter	$0.42	$0.02
Third Quarter	$0.54	$0.22
Fourth Quarter	$0.45	$0.031

Fiscal year ended April 30, 2015
First Quarter	$0.60	$0.30
Second Quarter	$0.53	$0.19
Third Quarter	$0.19	$0.07
Fourth Quarter	$0.185	$0.04

As of July 27, 2016, there were approximately 101 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Secondary trading of our shares may be subject to certain state imposed restrictions.  Except for the OTCQB, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

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

Rule 144

All of our outstanding common shares were issued in private transactions and considered restricted securities, except for those shares included in our August 2012 registration statement.  Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted (control) shares. Rule 144 was amended, effective February 15, 2008.

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

Because the Company was previously classified as a "shell" company, stockholders holding restricted shares of common stock would not be able to rely on Rule 144 until one year after we ceased to be a shell company and filed with the SEC adequate information that we are no longer a shell company.  The information included in our registration statement dated November 10, 2011 is considered adequate information and, accordingly, our stockholders, both affiliates and non-affiliates, became eligible to use Rule 144 after one year from the initial filing of the registration statement.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders (1)	1,068,333	$1.559	-0-

Total	1,068,333	$1.559	-0-

(1) Consists of options to purchase a total of 1,000,000 common shares and warrants to purchase 68,333 common shares.

Item 6.  Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

The consolidated financial statements included in the report include the financial statements of the Company and those of Long Canyon, a wholly owned subsidiary.  The financial statements of DTC will be included in the Company's consolidated financial statements from the date of acquisition, July 15, 2016, forward.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Through April 30, 2016, the Company has no revenues, has accumulated losses of $4,511,780 since inception on June 19, 2008 and had a working capital deficit of $3,061,577 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

Results of Operations

For the fiscal year ended April 30, 2016 compared to the fiscal year ended April 30, 2015.

We currently have no sources of operating revenues and, accordingly, no revenues were recorded for either year ended April 30, 2016 or 2015.

Total operating expenses increased from $453,544 in the year ended April 30, 2015 to $516,856 in the year ended April 30, 2016.  The increase in the 2016 fiscal year was due primarily to increases in professional fees and directors' fees, partially offset by a decrease in abandoned mineral claim expense of $202,180.  We were unable to renew our 30 mineral lease claims prior to April 30, 2016, and the $37,820 cost basis was expensed as abandoned mineral claims in the year ended April 30, 2016.  We were unable to make the required annual mineral lease payments due in September 2014 to maintain an additional 180 mineral lease claims purchased in April 2014.  Therefore, these mineral interests were not renewed and the $240,000 cost basis of the lease claims was expensed as abandoned mineral claims in the year ended April 30, 2015.  In addition, management and administrative fees remained at $90,000 in the 2016 fiscal year.  General and administrative expenses increased to $65,124 from $45,945, professional fees increased to $205,692 from $53,799, directors' fees increased to $116,020 from $15,000 and exploration costs decreased to $2,200 from $8,800.

Our interest expense increased from $73,543 in fiscal 2015 to $224,998 in fiscal 2016 due primarily to the overall increase in our debt, an increase in the amortization to interest expense of debt discount related to the convertible debt payable to institutional investors, and early payment penalties on the repayment of certain debt to institutional investors.  A substantial portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $2,104,872in fiscal 2016 compared to a gain on derivative liability of $23,188 in fiscal year 2015.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $122,222 and $19,697 in fiscal 2016 and 2015, respectively.  The gain on extinguishment of debt resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment, partially offset in fiscal 2016 with a loss on extinguishment of debt resulting from the amendment of certain of our convertible notes payable on April 30, 2016.

As a result, our net loss increased to $2,724,504 in fiscal 2016 from $484,202 in fiscal 2015, primarily as a result of the loss on derivative liabilities and the increase in interest expense.

We have no firm commitments for capital expenditures other than to pay annual mineral lease payments and explore our properties as funds permit.  In the process of carrying out our business plan, we may determine that we cannot raise sufficient capital to support our business on acceptable terms, or at all.

Liquidity and Capital Resources

At April 30, 2016, we had total current assets of $18,192, including cash of $23, and total current liabilities of $3,079,769, resulting in a working capital deficit of $3,061,577.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $2,081,931 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will be required to be settled in cash.  A significant portion of our current liabilities is comprised of amounts due to related parties: accrued interest payable – related parties of $17,846; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $565,459.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At April 30, 2016, we had total convertible notes payable of $63,486, net of discount of $284,664.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to five convertible notes payable, we received total cash proceeds of $159,000 in November and December 2015 and February and March 2016.  These short-term notes, which have a total principal of $172,500 at April 30, 2016 (including $13,500 total original interest discount), bear interest at annual rates ranging from 6% to 12% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.

During the year ended April 30, 2016, net cash used in operating activities was $115,174, as a result of our net loss of $2,724,504, gain on extinguishment of debt of $122,222, and increase in prepaid expenses of $12,311, partially offset by non-cash expenses totaling $2,460,783, and increases in accounts payable of $40,863, accrued interest and fees payable of $39,233, accrued interest payable – related parties of $6,703, and payables – related parties of $196,281.

During the year ended April 30, 2015, we used net cash in operating activities of $70,263, as a result of our net loss of $484,202, non-cash gains totaling $42,885 and a decrease in prepaid expenses of $1,848, partially offset by non-cash expenses totaling $292,941 and increases in accounts payable of $9,932, accrued interest payable of $1,288, accrued interest payable – related parties of $10,238 and payables – related parties of $144,273.

During the years ended April 30, 2016 and 2015, we had no cash provided by or used in investing activities.

During the year ended April 30, 2016, net cash provided by financing activities was $115,014, comprised of proceeds from convertible notes payable of $159,000, partially offset by repayment of convertible notes payable of $43,986.

During the year ended April 30, 2015, net cash provided by financing activities was $70,050, comprised of proceeds from convertible notes payable of $68,500 and proceeds from convertible notes payable – related parties of $53,900, partially offset by payments on convertible notes payable of $30,500 and payments on convertible notes payable – related parties of $21,850.

We have not realized any revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

As of April 30, 2016, we did not have sufficient cash to fund our operations for the next twelve months.

Effective July 18, 2016, the Company entered into a Senior Secured Convertible Promissory Note with an institutional investor for $189,000, with net proceeds to the Company of $175,000.  The note bears interest at an annual rate of 8%, matures on January 17, 2017 and is convertible into common shares of the Company after six months at a fixed conversion price of $0.25 per share.  In the event of default, the conversion price changes to a variable price based on a defined discount to the market price of the Company's common stock.  The net proceeds were used to retire two outstanding convertible promissory notes and to provide working capital.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $1,975,000 as of April 30, 2016.  This loss carry forward may be offset against future taxable income through the year 2037.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2016 and 2015 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Due to the change in ownership provisions of U.S. federal and Canada and British Columbia income tax laws, operating loss carryforwards are potentially subject to annual limitations.  As a result of the change in ownership of the Company, $1,502,000 of net operating loss carryforwards have been deemed to have been forfeited.  The net operating loss balance above reflects the forfeiture of this carryforward.

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

Basic and Diluted Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share ("EPS") on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.  As of April 30, 2016, convertible debt and related accrued interest payable were convertible into 12,730,870 shares of the Company's common stock and 1,068,333 shares of the Company's common stock were issuable upon exercise of outstanding stock options and warrants.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net loss equals comprehensive loss for the fiscal years ended April 30, 2016 and 2015.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company's predecessor operated as entity exempt from Federal and State income taxes.

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

Derivative Liabilities

We have identified the conversion features of certain of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives using the Black-Scholes pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended April 30, 2016 and through the date of filing this annual report that the Company believes would be applicable to or have a material impact on the Company's consolidated financial statements.

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

Item 8.   Financial Statements and Supplementary Data.

Financial statements for the fiscal year ended April 30, 2016 have been examined to the extent indicated in their report by Haynie & Company CPAs, independent registered public accounting firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Financial statements for the fiscal year ended April 30, 2015 have been examined to the extent indicated in their report by HJ & Associates, LLC, independent registered public accounting firm, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 4, 2016 (the "Resignation Date") HJ & Associates, LLC ("HJ") resigned as the independent registered public accounting firm for the Company.  On January 8, 2016, the Company engaged Haynie & Company, Salt Lake City, Utah, as its new independent registered public accounting firm.  The change of the Company's independent registered public accounting firm from HJ to Haynie & Company was approved unanimously by our board of directors and was solely because Haynie & Company has acquired the assets of HJ.

The reports of HJ on the Company's financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between the Company and HJ on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of HJ, would have caused HJ to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided HJ with a copy of this Form 8-K and requested that HJ furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not HJ agrees with the above statements.  A copy of such letter, dated January 8, 2016, is attached as Exhibit 16.1.

During the Company's two most recent fiscal years and in the subsequent interim period through the Resignation Date, the Company has not consulted with Haynie & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosures and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that our internal control over financial reporting was not effective as of April 30, 2016.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

We operate with a limited number of accounting and financial personnel.  Although we retain the services of an experienced certified public accountant, we have been unable to implement proper segregation of duties over certain accounting and financial reporting processes, including timely and proper documentation of material transactions and agreements.  We believe these control deficiencies represent material weaknesses in internal control over financial reporting.

Despite the material weaknesses in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

We are committed to the establishment of effective internal controls over financial reporting and will place emphasis on quarterly and year-end closing procedures and timely documentation and internal review of accounting and financial reporting consequences of material contracts and agreements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  The Company's internal control over financial reporting was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, management has concluded that there has been no significant change in our internal control over financial reporting during the fiscal year ended April 30, 2016 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	62	President, CEO, Secretary, Interim CFO and Director

Charles C. Hooper	68	Director

On April 30, 2016, Stephen M. Studdert resigned as a director, President and CEO of the Company.  Mr. Studdert will remain as a member of the Company's Advisory Board.  Mr. Studdert was first appointed as a director on December 16, 2012 and served as our President and CEO from October 16, 2013 to May 21, 2014.  At that time, he resigned as a director, President and CEO and was appointed as President and CEO of our subsidiary, Long Canyon Gold Resources Corp.  Mr. Studdert was again appointed as a director, President and CEO of the Company on October 12, 2014, replacing Delbert G. Blewett who had passed away.

On April 30, 2016, the Board of Directors appointed Merrill W. Moses to replace Mr. Studdert as director, President and CEO of the Company.

On May 20, 2016, Frank Thorwald resigned his position as a director. Mr.  Thorwald served as a director since November 23, 2015 and was replaced as a director on May 20, 2016 by Charles C. Hooper.

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

The business experience of each of the persons listed above during the past five years is as follows:

Merrill W. Moses is a graduate of Brigham Young University and over the past 40 years has been an entrepreneur and founder of a variety of independent business ventures.  He has also been involved in operating an independent oil and gas company and a mining and exploration company.  Since 1992, Mr. Merrill has served as President and CEO of two oil and gas companies, Energy Pro Inc. and Dynamic Energy & Petroleum Inc.  Mr. Moses is also a founding partner in 2007 of Liberty Capital International, Inc., an international financial and project management company that provides various private client financial and asset management services.

Charles C. Hooper has a background in Mineral Exploration and Mining and currently is the owner of Old Town Financial in La Jolla, California, a designer, financier and developer of commercial buildings and other real estate projects. Previously, he was a missile guidance engineer designing and building missile guidance systems for the U.S. Army. Mr. Hooper also served as an officer in the U.S. Navy during the Viet Nam war. He is a graduate systems engineer from the University of California at Los Angeles and holds a Master of Science Degree in Management.

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

We have established an advisory board and Alex Burton has consented to join the board.  Mr. Burton is a graduate geologist with a B.A. degree from the University of B.C. in 1954.  He is registered as both a Professional Engineer and Registered Professional Geologist in British Columbia.  Mr. Burton has served on the B.C. Yukon Chamber of Mines (n.k.a. Association for Mining Exploration) and for over 20 years taught their Placer Mining Course in association with the British Columbia Institute of Technology.  Since 1954, Mr. Burton has had experience in various aspects of mine exploration, development and mine production, project scheduling, personnel assignment, field work, environmental auditing and reporting. Mr. Burton was the consulting geologist for DRLLC's preliminary geology report on our properties and also conducted additional fieldwork from May 19 to May 29, 2012 as part of the requirements for dissemination of the final geology report.

Committees of the Board of Directors

We currently have the following committees:

Management Team:	Chairman Strategy Committee 'LCGRC': Merrill W. Moses
Chief Financial Officer: Merrill W. Moses (Interim CFO)
Chairman Explorations Committee: Alexander Burton

Professional Advisory Board:	Exploration Geologist/Geochemist: Alexander Burton, Stephen M. Studdert

Exploration & Development:	Chairman Explorations Committee: Alexander Burton, Development Resources LLC, American Fork, Utah (DRLLC)

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year fiscal 2016.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Item 11. Executive Compensation.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We currently have no employees and do not pay any salaries.  Compensation for our officers and directors is generally established through a written Service Agreement.

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2016, 2015 and 2014.

Name and Principal Position	Year Ended April 30,	Salary		Bonus		All Other Consideration		Total
Stephen M. Studdert, Former President, CEO, Secretary, Interim CFO and Director (1)	2014 2015 2016	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	15,000 30,000 30,000	$ $ $	15,000 30,000 30,000
Delbert G. Blewett, former President, CEO, Secretary, Interim CFO and Director (2)	2014 2015 2016	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	31,500 15,000 0	$ $ $	31,500 15,000 0
Frank Thorwald, former Director (3)	2014 2015 2016	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 116,000	$ $ $	0 0 116,000

(1)
Mr. Studdert's compensation for fiscal years ended April 30, 2014, 2015 and 2016 includes $15,000, $30,000 and $30,000, respectively, for services as President and CEO.  All such services in were accrued as a payable to Mr. Studdert pursuant to a Service Agreement, of which $25,000 was paid in common stock of the Company and $7,500 was paid in cash, leaving a balance payable to Mr. Studdert of $42,500 as of April 30, 2016.

(2)
Mr. Blewett's compensation for the fiscal year ended April 30, 2014 includes $30,000 for service as a director and $1,500 for rent.  Mr. Blewett's compensation for the fiscal year ended April 30, 2015 includes $15,000 to serve as our President and CEO.  Of the services payable to Mr. Blewett, $50,000 were paid in common stock of the Company in fiscal 2015, leaving a balance payable to the estate of Mr. Blewett of $20,792 as of April 30, 2016 for amounts incurred prior to fiscal year 2014..  Mr. Blewett passed away in October 2014.

(3)
Mr. Thorwald's compensation for serving as a director in the fiscal year ended April 30, 2016 includes the payment of 200,000 shares of the Company's common stock valued at $91,020 and fees accrued totaling $25,000, which were payable to Mr. Thorwald as of April 30, 2016.

During each of the fiscal years ended April 30, 2014, 2015 and 2016, we accrued accounts payable for services rendered by EMAC in the amount of $60,000 pursuant to an Administration Agreement.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2016 was $429,833.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 7, 2016 with respect to the beneficial ownership of our common stock and based on 24,224,056 shares outstanding:

●	Each stockholder believed to be the beneficial owner of more than 5% of our common stock;

●	by each of our directors and executive officers; and

●	all of our directors and executive officers as a group.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (i) over which the person has or shares, directly or indirectly, voting or investment power, or (ii) of which the person has a right to acquire beneficial ownership at any time within 60 days after the date of this report. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	350,000	1.43%

Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	250,000	1.02%
5% Beneficial Owners
Reinhard Hiestand Schuetzenstr. 22, Pfaeffikon/Switzerland	11,841,750	(3)	48.38%

Ernst Hiestand Churerstrasse 52, 8808 Pfaeffikon/Switzerland	1,507,080	6.16%

All directors and executive officers as a group (2 person)	600,000	2.45%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.
(2)	Percentage ownership is based on 24,474,056 shares of common stock outstanding as of July 8, 2016.
(3)	Includes 11,781,750 shares held in the name of EMAC Handels AG that is owned and controlled by Reinhard Hiestand. The remaining 60,000 shares are held in the name of Mr. Hiestand.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

On May 4, 2014, the Company issued 1,507,080 shares of its common stock to EMAC Handels AG ("EMAC"), a principal stockholder, in the conversion of a $101,000 convertible note payable and accrued interest payable related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock to Velania Treuhand AG, a principal stockholder, in the conversion of a $30,000 convertible note payable.

On April 7, 2014, the Company, on behalf of its wholly owned subsidiary, Long Canyon, executed an agreement with EMAC, to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend area of Elko, County, Nevada.  The Company issued 12,000,000 restricted shares of its common stock to EMAC valued at $240,000, the historical cost basis of the mineral properties to EMAC.  This amount was recorded as mineral claims, a non-current asset in the Company's consolidated balance sheets.

The Company and EMAC were unable to make the required annual mineral lease payments due in September 2014 to maintain the 275 optioned claims and the 180 purchased claims.  Therefore, these mineral interests were not renewed and the $240,000 cost basis of the 180 mineral lease claims was expensed as abandoned mineral claims in the consolidated statement of operations for the year ended April 30, 2015.

During the years ended April 30, 2016 and 2015, management and administrative services were compensated as per a Service Agreement between the Company and Stephen Studdert, its former Chief Executive Officer, executed on April 30, 2011, a Service Agreement between the Company and Delbert Blewett, its former Chief Executive Officer, executed on December 6, 2012 and terminated on his passing in October 2014 , and an Administration Agreement with a EMAC executed on March 15, 2011 and renewed on May 1, 2014.  The fees are based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with the Company's common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company's consolidated financial statements as a necessary part of funding the Company's operations.

As of April 30, 2016, the Company had the following payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$439,667
Stephen Studdert, Former President & CEO	42,500
Delbert Blewett, Former President & CEO	20,792
Frank Thorwald, Former Director	25,000
Harold Schneider, Former CFO	32,500
Alexander Burton, Advisory Board	5,000

$565,459

Convertible notes payable – related parties consisted of the following at April 30, 2016:

Note payable to EMAC, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000
Note payable to Velania Treuhand AG, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050

$57,050

Notes payable – related parties are currently in default and consisted of the following at April 30, 2016:

Note payable to EMAC, with interest at 6% per annum, due September 15, 2013	$24,656
Note payable to EMAC, with interest at 6% per annum, due March 8, 2014	7,500
Note payable to EMAC, with interest at 6% per annum, due December 5, 2013	47,500

$79,656

Accrued interest payable – related parties was $17,846 at April 30, 2016.

None of our directors are deemed to be independent directors.  We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole

Item 14.  Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee.  Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billable to us in 2016 by our auditors, Haynie & Company, for (i) services related to the audit of our annual financial statements for the year ended April 30, 2016 included in this annual report and (ii) quarterly reviews performed for the year ended April 30, 2016 will total approximately $50,000.

HJ & Associates, LLC, billed us $40,000 and $12,000 for (i) services related to the audit of our annual financial statements for the year ended April 30, 2015 included in this annual report and (ii) quarterly reviews performed for the years ended April 30, 2016 and 2015.

Audit Related Fees

We incurred no audit-related fees for the years ended April 30, 2016 and 2015 to Haynie & Company and HJ & Associates, LLP.

Tax Fees

We incurred no tax fees for the years ended April 30, 2016 and 2015 to Haynie & Company and HJ & Associates, LLP.

All Other fees

We incurred no other fees for the years ended April 30, 2016 and 2015 to Haynie & Company and HJ & Associates, LLP.

PART  IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

2.1 (2)	Agreement for Acquisition of Long Canyon Gold Resources Corp.

3.1 (2)	Articles of Incorporation and amendments thereto

3.2 (1)	Bylaws

4.1 (2)	Instrument defining security holder rights

10.1 (2)	Option Agreement between EMAC Handels AG and Long Canyon Gold Resources Corp.

10.2 (3)	Extension Agreement to Option Agreement

10.3 (4)	Administration Agreement with EMAC Handels AG

10.4 (5)	Definite Agreement with EMAC Handels AG

10.5 (6)	Definitive Agreement to acquire Defense Technology Corporation

16.1 (7)	Letter from HJ & Associates, LLC dated January 8, 2016.

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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
(1)	Filed as exhibit to Form S-1 filed on November 10, 2011.
(2)	Filed as exhibit to Amendment No. 1 to Form S-1 filed on March 12, 2012.
(3)	Filed as exhibit to Amendment No. 2 to Form S-1 filed on April 23, 2012.
(4)	Filed as exhibit to Amendment No. 4 to Form S-1 filed on August 17, 2012.
(5)	Filed as exhibit to Form 8-K filed on April 10, 2014.
(6)	Filed as exhibit to Form 8-K filed on July 20, 2016.
(7)	Filed as exhibit to Form 8-K filed on January 8, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Defense Technologies International Corp.

By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Dated: July 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Merrill W. Moses	Director	July 29, 2016
Merrill W. Moses

/S/ Charles C. Hooper	Director	July 29, 2016
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary
(Formerly Canyon Gold Corp.)

Index to Consolidated Financial Statements

Years Ended April 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Defense Technologies International Corp. (formerly Canyon Gold Corp.)

We have audited the accompanying consolidated balance sheet of Defense Technologies International Corp. (formerly Canyon Gold Corp.) and subsidiary as of April 30, 2016, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Defense Technologies International Corp. (formerly Canyon Gold Corp.) and subsidiary as of April 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses which have resulted in an accumulated deficit.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include an adjustment that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

 /s/ Haynie & Company CPAs
Haynie & Company CPAs
Salt Lake City, Utah
July 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Defense Technologies International Corp. (formerly Canyon Gold Corp.)

We have audited the accompanying consolidated balance sheet of Defense Technologies International Corp. (formerly Canyon Gold Corp.) and subsidiary as of April 30, 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Defense Technologies International Corp. (formerly Canyon Gold Corp.) and subsidiary as of April 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

 /s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
July 29, 2015

Defense Technologies International Corp. and Subsidiary
(Formerly Canyon Gold Corp.)
Consolidated Balance Sheets

	April 30,
	2016	2015
ASSETS
Current assets:
Cash	$23	$183
Prepaid expenses	18,169	5,858

Total current assets	18,192	6,041

Mineral claims	-	37,820

Total assets	$18,192	$43,861

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$150,362	$109,499
Accrued interest and fees payable	63,979	2,383
Accrued interest payable – related parties	17,846	11,143
Derivative liabilities	2,081,931	47,808
Convertible notes payable, net of discount	63,486	199,748
Convertible notes payable – related parties, net of discount	57,050	57,050
Notes payable – related parties	79,656	79,656
Payables – related parties	565,459	369,178

Total current liabilities	3,079,769	876,465

Total liabilities	3,079,769	876,465

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 21,249,676 and 20,867,943 shares issued and outstanding, respectively	2,125	2,087
Additional paid-in capital	1,447,968	952,475
Accumulated deficit	(4,511,780)	(1,787,276)

Total stockholders' deficit	(3,061,577)	(832,604)

Total liabilities and stockholders' deficit	$18,192	$43,861
The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
(Formerly Canyon Gold Corp.)
Consolidated Statements of Operations

	Years Ended April 30,
	2016	2015

Revenue	$-	$-

Expenses:
General and administrative	65,124	45,945
Management and administrative fees	90,000	90,000
Professional fees	205,692	53,799
Directors' fees	116,020	15,000
Exploration costs	2,200	8,800
Abandoned mineral claims	37,820	240,000

Total expenses	516,856	453,544

Loss from operations	(516,856)	(453,544)

Other income (expense):
Interest expense	(224,998)	(73,543)
(Loss) gain on derivative liabilities	(2,104,872)	23,188
Gain on extinguishment of debt	122,222	19,697

Total other income (expense)	(2,207,648)	(30,658)

Loss before income taxes	(2,724,504)	(484,202)

Provision for income taxes	-	-

Net loss	$(2,724,504)	$(484,202)

Net loss per common share – basic and diluted	$(0.13)	$(0.02)

Weighted average shares outstanding -
basic and diluted	21,099,768	20,733,637

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary (Formerly Canyon Gold Corp.) Consolidated Statements of Stockholders' Deficit For the Years Ended April 30, 2016 and 2015
					Additional Paid-In Capital	Accumulated Deficit	Total

	Common Stock		Preferred Stock				Stockholders'
	Shares	Amount	Shares	Amount			Deficit

Balance, April 30, 2014	14,491,896	$1,450	1,100,000	$110	$408,360	$(1,303,074)	$(893,154)

Common stock issued for payables – related parties at $0.07 per share	2,400,000	240	-	-	174,760	-	175,000
Common stock issued for conversion of debt at $0.10 per share	1,868,966	187	-	-	186,379	-	186,566
Common stock issued for conversion of related party debt at $0.09 per share	2,107,080	210	-	-	180,498	-	180,708
Adjustment to common shares outstanding	1	-	-	-	-	-	-
Imputed interest on convertible notes payable	-	-	-	-	2,478	-	2,478
Net loss for the year ended April 30, 2015	-	-	-	-	-	(484,202)	(484,202)

Balance, April 30, 2015	20,867,943	2,087	1,100,000	110	952,475	(1,787,276)	(832,604)

Common stock issued for conversion of debt at $0.187 per share	181,748	18	-	-	33,969	-	33,987
Common stock issued for director fees at $0.4551 per share	200,000	20	-	-	91,000	-	91,020
Adjustment to common shares outstanding	(15)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	117,221	-	117,221
Beneficial conversion feature of convertible debt	-	-	-	-	232,650	-	232,650
Warrants issued for interest expense	-	-	-	-	18,403	-	18,403
Imputed interest on convertible notes payable	-	-	-	-	2,250	-	2,250
Net loss for the year ended April 30, 2016	-	-	-	-	-	(2,724,504)	(2,724,504)

Balance, April 30, 2016	21,249,676	$2,125	1,100,000	$110	$1,447,968	$(4,511,780)	$(3,061,577)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
(Formerly Canyon Gold Corp.)
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,724,504)	$(484,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	91,020	-
Stock-based compensation	117,221	-
Imputed interest on convertible notes payable	2,250	2,478
Amortization of debt discount to interest expense	89,197	50,463
Warrants issued for interest expense	18,403	-
(Gain) loss on derivative liabilities	2,104,872	(23,188)
Gain on extinguishment of debt	(122,222)	(19,697)
Abandoned mineral claims	37,820	240,000
Change in operating assets and liabilities:
Increase in prepaid expenses	(12,311)	(1,848)
Increase in accounts payable	40,863	9,932
Increase in accrued interest and fees payable	39,233	1,288
Increase in accrued interest payable – related parties	6,703	10,238
Increase in payables – related parties	196,281	144,273

Net cash used in operating activities	(115,174)	(70,263)

Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	159,000	68,500
Proceeds from convertible notes payable – related parties	-	53,900
Payments on convertible notes payable	(43,986)	(30,500)
Payments on convertible notes payable – related parties	-	(21,850)

Net cash provided by financing activities	115,014	70,050

Net decrease in cash	(160)	(213)

Cash at beginning of the year	183	396

Cash at end of the year	$23	$183

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
(Formerly Canyon Gold Corp.)
Notes to Consolidated Financial Statements
Years Ended April 30, 2016 and 2015

1. Nature of Operations and Continuation of Business

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Effective July 15, 2016, the Company completed the acquisition of 100% of the member's equity of Defense Technology Corporation, a privately held Colorado limited liability company ("DTC").  DTC is a developer of defense detection and protection products intended to improve security for military personnel, schools and other public facilities.  See Note 3.

On July 20, 2011, the Company acquired 100% of the issued shares of Long Canyon Gold Resources Corp. ("Long Canyon"), a private British Columbia, Canada Corporation, incorporated on June 19, 2008, in a share for share exchange accounted for as a reverse acquisition and recapitalization.  As a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Long Canyon (the accounting acquirer) from the effective date of the acquisition.  Subsequent to April 30, 2016 Long Canyon renewed leases for 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada.  The claims had previously lapsed due to late payment of the annual lease obligations.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2016, the Company has no revenues, has accumulated losses of $4,511,780 since inception on June 19, 2008 and a working capital deficit of $3,061,577 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties (see Note 5).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

2. Summary of Significant Accounting Policies

(a)            Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's fiscal year end is April 30.  These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon").  All inter-company transactions and balances have been eliminated.

(b)            Exploration Costs

All exploration costs, including lease payments, sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

(c)            Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share ("EPS") on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.  As of April 30, 2016, convertible debt and related accrued interest payable were convertible into 12,730,870 shares of the Company's common stock and 1,068,333 shares of the Company's common stock were issuable upon exercise of outstanding stock options and warrants.

Since we had no dilutive effect of stock options, warrants or convertible debt for the years ended April 30, 2016 and 2015, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding.

(d)            Income Taxes

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

(e)            Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company's estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(f)            Financial Instruments

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

As of April 30, 2016 and 2015, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2016 and 2015:

2016	Total	Level 1	Level 2	Level 3

Derivative liability	$2,081,931	$-	$-	$2,081,931
Convertible notes payable, net	63,486	-	-	63,486

Total liabilities measured at fair value	$2,145,417	$-	$-	$2,145,417

2015	Total	Level 1	Level 2	Level 3

Derivative liability	$47,808	$-	$-	$47,808
Convertible notes payable, net	199,748	-	-	199,748

Total liabilities measured at fair value	$247,556	$-	$-	$247,556

(g)       Derivative Liabilities

We have identified the conversion features of certain of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives using the Black-Scholes pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

(h)            Non-Monetary Transactions

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non Employees.  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete.

In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(i)            Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of three or fewer months to be cash equivalents.

3.  Defense Technology Corporation Acquisition

On October 5, 2015, the Company entered into an agreement to acquire 100% of Defense Technology Corporation, a privately held Colorado limited liability company with principal offices in New Port Richey, Florida ("DTC").  DTC is the developer of defense, detection and protection products to improve security for military personnel and schools and other public facilities.

In consideration for the acquisition, the Company will issue 4,000,000 shares of its common stock to the sole shareholder of DTC and certain of its note holders.  The shares will be restricted from trading for a period of one year and will be released on a quarterly basis.  Additionally, DTC will be able to earn additional Company preferred shares, Series "B" Convertible ("Series "B" Shares"), upon attaining certain milestone gross sales.  The closing of the acquisition was scheduled on or before November 30, 2015 and was subsequently extended to December 31, 2015.  The closing was further extended to and completed on July 15, 2016 to allow for completion of the audit of DTC's financial statements.  Following completion of the acquisition, DTC became a wholly owned subsidiary of the Company.  The Company will use its reasonable best efforts to effectuate a spin-off of its present subsidiary, Long Canyon Gold Resources Corp., on terms to be determined.

4.  Mineral Claims

On March 12, 2011, the Company's wholly owned subsidiary, Long Canyon, acquired a 100% interest in 30 mineral claims located in the State of Nevada for $37,820.  This amount was recorded as mineral claims, a non-current asset in the Company's consolidated balance sheets.  The Company was unable to renew the mineral claims prior to April 30, 2016, and the $37,820 was expensed to abandoned mineral claims in the consolidated statement of operations for the year ended April 30, 2016.  Subsequent to April 30, 2016, Long Canyon renewed the mineral claims (see Note 13).

On April 7, 2014, the Company, on behalf of Long Canyon, executed an agreement with EMAC, the majority shareholder of the Company at the date of the agreement and a related party, to acquire a 100% interest in 180 mineral lease claims in the Long Canyon Trend area of Elko, County, Nevada.  The Company issued 12,000,000 restricted shares of its common stock to EMAC valued at $240,000, the historical cost basis of the mineral properties to EMAC.  This amount was recorded as mineral claims, a non-current asset in the Company's consolidated balance sheets.  The Company and EMAC were subsequently unable to make the required annual mineral lease payments to maintain the claims.  Therefore, these mineral interests were not renewed and the $240,000 cost basis of the claims was expensed as abandoned mineral claims in the consolidated statement of operations for the year ended April 30, 2015.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

5.  Related Party Transactions and Balances

During the years ended April 30, 2016 and 2015, management and administrative services were compensated as per a Service Agreement between the Company and a former Chief Executive Officer executed on April 30, 2011, a Service Agreement between the Company and a former Chief Executive Officer executed on December 6, 2012, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2014.  The fees are based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with the Company's common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company's consolidated financial statements as a necessary part of funding the Company's operations.

See Note 4 for discussion of the acquisition of mineral claims from a related party.

As of April 30, 2016 and 2015, the Company had payable balances due to related parties totaling $565,459 and $369,178, respectively, which resulted from transactions with significant shareholders and officers and directors of the Company.

Convertible notes payable – related parties consisted of the following at April 30:

	2016	2015
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2016, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

On May 4, 2014, the Company issued 1,507,080 shares of its common stock in the conversion of a $101,000 convertible note payable - related party and accrued interest payable – related party of $49,708.

On May 4, 2014, the Company issued 600,000 shares of its common stock in the conversion of a $30,000 convertible note payable – related party.

Notes payable – related parties are currently in default and consisted of the following at April 30:

	2016	2015
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $17,846 and $11,143 at April 30, 2016 and 2015, respectively.

6. Convertible Notes Payable

Convertible notes payable consisted of the following at April 30:

	2016	2015
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	$11,000	$11,000
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	9,000	9,000
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	141,150	141,150
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	14,500	14,500
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	20,000	-
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	17,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price	55,500	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price	39,000	-
Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at defined conversion price	41,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, repaid in 2015	-	38,000
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at defined conversion price, repaid in 2015	-	16,000
Less discount	(284,664)	(29,902)

	$63,486	$199,748

On April 30, 2016, the convertible notes payable with principal balances of $11,000, $9,000, $141,150, $14,500 and $20,000 were amended to establish a conversion price of $0.05 per share, interest at 6% retroactive to the original issuance date of the notes, and a conversion date of 90 days from demand of the lender.  The amendments were determined to be extinguishments of the prior debt and the issuance of new debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, resulting in a loss on extinguishment of debt totaling $33,237.  In addition, the Company recorded a debt discount and a beneficial conversion feature totaling $195,650 at the inception of the new debt.

On March 10, 2016, the Company entered into a convertible promissory note for $17,000, which bears interest at an annual rate of 6% and is convertible into shares of the Company's common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note.

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

At the inception of the convertible note to institutional investor, the Company recorded a debt discount and derivative liability of $16,000 related to the conversion feature.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The convertible note was paid in full in September 2015.

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

On February 4, 2016, the Company entered into a convertible promissory note with an institutional investor for $41,000, which matures on February 4, 2017.  The Company may repay the note at any time on or before the date that is 120 days after the date of the note.  If the Company does not repay the note during the first 120 days, a one-time interest charge of 12% will be charged.  After the first 120 days, the note may be prepaid by the Company with the prior written consent of the investor at 125% of the principal owed. The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 60% (representing a discount rate of 40%) of the lowest bid price of the Company's common stock during the 60 consecutive trading days immediately preceding the date of the conversion notice.

At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs of $2,500 in prepaid expenses, a debt discount of $41,000, including an original issue discount of $3,500, a derivative liability of $78,034 related to the conversion feature, and a loss on derivative liability of $40,534.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On May 4, 2014, the Company issued 800,000 shares of its common stock in the conversion of a $100,000 convertible note payable.

On May 4, 2014, the Company issued 1,000,000 shares of its common stock in the conversion of a $25,010 convertible note payable, $25,000 of a $36,000 convertible note payable, and $2,406 in accrued interest payable, recognizing a gain on settlement of debt of $2,416.

On August 21, 2014, the Company issued 68,966 shares of its common stock in the conversion of $12,000 principal of a convertible note payable to institutional investor.

During the years ended April 30, 2016 and 2015, we had the following activity in our derivative liabilities:

Balance at April 30, 2014	$63,359

Issuance of convertible notes	83,393
Gain on derivative liability	(53,257)
Conversion of debt to shares of common stock and repayment of debt	(45,687)

Balance at April 30, 2015	47,808

Issuance of convertible notes	122,000
Loss on derivative liability	2,104,872
Conversion of debt to shares of common stock and repayment of debt	(192,749)

Balance at April 30, 2016	$2,081,931

The estimated fair value of the derivative liabilities at April 30, 2016 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.40% - 0.48%
Expected life in years	0.57 – 0.77
Dividend yield	0%
Expected volatility	158.45% - 167.70%

These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

Accrued interest and fees payable was $63,979 and $2,383 at April 30, 2016 and 2015, respectively.

7.  Income Taxes

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components at April 30:

	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$770,400	$615,900
Related party accrued interest	27,900	12,600
Accrued expenses – related parties	220,500	357,000
Valuation allowance	(1,018,800)	(985,500)

Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying U.S. Federal, Canada corporate and British Columbia corporate income tax rates to pre-tax loss due to the following:

	Year Ended April 30,
	2016	2015

Book loss	$(926,300)	$(149,100)
Non deductible expenses	746,800	3,000
Gain on debt settlement	(41,600)	-
Related party accruals	66,700	3,400
Related party interest	19,700	8,100
Valuation allowance	134,700	134,600

Total	$-	$-

At April 30, 2016, the Company had net operating loss carry forwards of approximately $1,975,000 that may be offset against future taxable income through 2035.  No tax benefit has been reported in the accompanying consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has adopted the Income Tax topic of FASB ASC 740, Accounting for Uncertainty in Income Taxes.  Included in the balance at April 30, 2016, are no tax positions for which the ultimate deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Due to the change in ownership provisions of U.S. federal and Canada and British Columbia income tax laws, operating loss carryforwards are potentially subject to annual limitations.  As a result of the change in ownership of the Company, $1,502,000 of net operating loss carryforwards have been deemed to have been forfeit.  The net operating loss balance above reflects the forfeiture of this carryforward.

8.  Stockholders' Deficit

Common Stock:

The Company has 200,000,000 shares of $0.0001 par value common stock authorized.

During the year ended April 30, 2016, the Company issued a total of 381,748 shares of its common stock: 181,748 shares for conversion of debt of $33,987 and 200,000 shares for director fees of $91,020.  A reduction of 15 shares was recorded to adjust the number of common shares outstanding.

During the year ended April 30, 2015, the Company issued a total of 6,376,047 shares of its common stock: 2,400,000 shares for payables – related parties of $175,000; 1,868,966 shares for conversion of debt of $186,566; 2,107,080 shares for conversion of related party debt of $180,708; and 1 share to adjust the number of common shares outstanding.

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertaining to services rendered by consultants and others has been valued at the market value of the shares issued.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized.

The 600,000 shares of Series A convertible preferred stock are convertible into ten common voting shares and carry voting rights on the basis of 100 votes per share with rights and preferences being decided by the Board of Directors of the Company.

The 500,000 shares of Series B convertible preferred stock are convertible into ten common voting shares and carry no voting rights.

9.  Stock Options and Warrants

During the year ended April 30, 2016, the Company issued options to a consultant to purchase a total of 1,000,000 shares of the Company's common stock.  The options vested upon grant, expire on May 31, 2018, with 250,000 options exercisable at $1.25 per share, 250,000 options exercisable at $1.50 per share, 250,000 options exercisable at $1.75 per share and 250,000 options exercisable at $2.00 per share.  The Company estimated the grant date fair value of the options at $117,221 using the Black-Scholes option-pricing model and charged the amount to professional fees.

During the year ended April 30, 2016, the Company issued warrants to a lender to purchase 68,333 shares of the Company's common stock at $0.60 per share.  The warrants vested upon grant and expire on February 4, 2021.  The Company estimated the grant date fair value of the warrants at $18,403 using the Black-Scholes option pricing model and charged the amount to interest expense.

The following assumptions were used in estimating the value of the options and warrants:

Risk free interest rate	0.77% - 1.25%
Expected life in years	2.08 – 5.0
Dividend yield	0%
Expected volatility	123.41 - 138.42%

A summary of the Company's stock options and warrants as of April 30, 2016, and changes during the year then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2015	-	$-
Granted	1,068,333	$1.559
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at April 30, 2016	1,068,333	$1.559	2.26	$ -

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.30 as of April 30, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

10.  Contingencies and Commitments

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

(c)            Commitments

The Company has the following commitments as of April 30, 2016:

a)
Administration Agreement with EMAC Handels AG, renewed effective May 1, 2014 for a period of three years. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement signed November 24, 2015 with Frank Thorwald, Director, for director fees of $5,000 per month beginning December 2015 and the issuance of 200,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.  Mr. Thorwald resigned as Director on May 20, 2016.

c)
Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for administration fees of $7,500 per month beginning May 2016 and the issuance of 350,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

d)
In order to maintain the Company's claims and/or leases, the Company must make annual payments to the Bureau of Land Management ("BLM") and the State of Nevada, due in September of each year.  Payment to the BLM is currently $195 per claim and the State of Nevada is currently $40 per claim, for a total annual commitment of $7,050.

11.  Recent Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended April 30, 2016 and through the date of filing this annual report that the Company believes would be applicable to or have a material impact on the Company's consolidated financial statements.

12.  Supplemental Statement of Cash Flows Information

During the years ended April 30, 2016 and 2015, the Company paid no amounts for income taxes.

During the years ended April 30, 2016 and 2015, the Company paid $67,514 and $1,550 for interest.

During the year ended April 30, 2016, the Company had the following non-cash investing and financing activities:

•
Increased common stock by $18, increased additional paid-in capital by $33,969, decreased convertible notes payable by $10,014, decreased debt discount by $2,594 and decreased derivative liability by $24,051.

•	Decreased debt discount by $10,723 and derivative liability by $168,698.

•	Increased debt discount and derivative liability by $122,000.

•	Increased debt discount and additional paid in capital by $232,650.

During the year ended April 30, 2015, the Company had the following non-cash financing and investing activities:

•	Increased common stock by $240 and additional paid-in capital by $174,760 and decreased payables – related parties by $175,000 for common shares issued for payables – related parties.

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

13.  Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after April 30, 2016 that would have a material impact on the Company's results or require disclosure.

Name Change

Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp.  The new corporate name more fully represents the Company's expansion goals into the advanced technology sector.

DTC Acquisition

As discussed in Note 3, the closing of the acquisition of DTC was extended to and completed on July 15, 2016 to allow for completion of the audit of DTC's financial statements.  The Company will now use its reasonable best efforts to effectuate a spin-off of its present subsidiary, Long Canyon Gold Resources Corp., on terms to be determined.

Issuances of Common Stock

Subsequent to April 30, 2016, the Company issued the following shares of its common stock:

•	350,000 shares to Merrill W. Moses, President, CEO and Director, for services valued at $119,000 pursuant to a Service Agreement.

•	16,500 shares to a consultant in payment of accrued financing fees valued at $5,775.

•	A total of 325,000 shares to a lender for conversion of debt of $15,125.

•	1,232,880 shares to a lender for conversion of debt of $61,644.

•	A total of 750,000 shares to a consultant in payment of fees valued at $160,275.

•	A total of 300,000 shares to a consultant in payment of fees valued at $32,000.

•	250,000 shares to Charles C. Hooper, Director, for services valued at $25,000 pursuant to a Service Agreement.

Renewal of Mineral Leases

In May 2016, Long Canyon renewed leases for 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada and is required to pay the associated fees within 90 days of the renewal.  The Company anticipates completing the payment of fees by August 5, 2016.  As a result of the renewal of the claims in May 2016, the Company currently holds these claims.

Service Agreement

On May 20, 2016, the Company entered into a Service Agreement with Charles C. Hooper, Director, for director fees of $5,000 per month beginning May 2016 and the issuance of 250,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

Consulting Agreements

In May 2016, the Company entered into a three-month Consulting Agreement with Trilogy Marketing Strategies ("Trilogy") for the development and commercialization of its subsidiary companies.  The Company is to pay Trilogy $7,500 per month and issue 10,000 shares of the Company's restricted common stock per quarter.  The Consulting Agreement may be extended on a quarterly basis.  With the consent of Trilogy, the Company entered into a Sub-Consulting Agreement with Brian McLain ("McLain.") pursuant to which the Company is to issue to McLain a total of 750,000 shares of the Company's common stock.

In June 2016, the Company entered into a three-month Consulting Agreement with Uptick Capital LLC ("Uptick") for strategic, marketing, financial and business planning services.  The Company is to pay Uptick a set-up fee of $2,500 and issue 300,000 shares of the Company's restricted common stock for the first month and $20,000 worth of restricted shares for each additional three- month renewal term at the Company's option.

Senior Secured Convertible Promissory Note

Effective July 18, 2016, the Company entered into a Senior Secured Convertible Promissory Note with an institutional investor for $189,000, with net proceeds to the Company of $175,000.  The note bears interest at an annual rate of 8%, matures on January 17, 2017 and is convertible into common shares of the Company after six months at a fixed conversion price of $0.25 per share.  In the event of default, the conversion price changes to a variable price based on a defined discount to the market price of the Company's common stock.  The net proceeds were used to retire two outstanding convertible promissory notes and to provide working capital.