Form 10-Q
period 2016-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2016-09-14
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to __________

Commission File Number 000-54851

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

As of September 14, 2016, there were 26,196,056 shares of the registrant's common stock, $0.0001 par value, outstanding

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Formerly Canyon Gold Corp.)

FORM 10-Q

FOR THE QUARTER ENDED JULY 31, 2016

PART  I   —   FINANCIAL INFORMATION

Item 1.                          Financial Statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Balance Sheets

	July 31, 2016	April 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash	$13,362	$23
Inventories	5,355	-
Prepaid expenses	7,875	18,169

Total current assets	26,592	18,192

Property and equipment – construction in progress	11,819	-
Intangible assets	1,437,345	-

Total assets	$1,475,756	$18,192

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$216,210	$150,362
Accrued interest and fees payable	365,593	63,979
Accrued interest payable – related parties	19,521	17,846
Convertible notes payable, net of discount	1,465,571	63,486
Convertible notes payable – related parties	57,050	57,050
Notes payable – related parties	79,656	79,656
Derivative liabilities	228,825	2,081,931
Payables – related parties	635,855	565,459

Total current liabilities	3,068,281	3,079,769

Total liabilities	3,068,281	3,079,769

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding, respectively	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 24,496,056 and 21,249,676 shares issued and outstanding, respectively	2,450	2,125
Additional paid-in capital	2,117,489	1,447,968
Accumulated deficit	(3,712,574)	(4,511,780)

Total stockholders' deficit	(1,592,525)	(3,061,577)

Total liabilities and stockholders' deficit	$1,475,756	$18,192

See notes to condensed consolidated financial statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2016	2015

Revenue	$-	$-

Expenses:
General and administrative	513,682	71,471
Research and development	3,277	-
Exploration costs	-	1,650

Total expenses	516,959	73,121

Loss from operations	(516,959)	(73,121)

Other income (expense):
Interest expense	(303,297)	(28,414)
Gain (loss) on derivative liability	1,498,059	(74,374)
Gain on extinguishment of debt	121,403	62,747

Total other income (expense)	1,316,165	(40,041)

Income (loss) before income taxes	799,206	(113,162)

Provision for income taxes	-	-

Net income (loss)	$799,206	$(113,162)

Net income (loss) per common share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average common shares outstanding:
Basic	23,097,363	20,927,209
Diluted	32,267,573	20,927,209

See notes to condensed consolidated financial statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$799,206	$(113,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	303,800	-
Imputed interest on convertible notes payable	563	562
Amortization of debt discount to interest expense	285,994	12,829
Debt extension penalty added to note principal	5,000	-
(Gain) loss on derivative liability	(1,498,059)	74,374
(Gain) on extinguishment of debt	(121,403)	(62,747)
Change in operating assets and liabilities:
Increase in inventories	(4,955)	-
Increase in prepaid expenses	(6,000)	(2,819)
Increase in accounts payable	64,403	38,582
Increase (decrease) in accrued interest and fees payable	(17,578)	1,014
Increase in accrued interest payable – related parties	1,675	1,676
Increase in payables – related parties	13,385	63,799
Net cash provided by (used in) operating activities	(173,969)	14,108

Cash flows from investing activities:
Cash acquired in acquisition	18,409	-
Purchase of property and equipment	(356)	-

Net cash provided by investing activities	18,053	-

Cash flows from financing activities:
Proceeds from convertible notes payable	253,650	-
Repayment of convertible notes payable	(76,895)	(14,286)
Payment of debt issuance costs	(7,500)	-

Net cash provided by (used in) financing activities	169,255	(14,286)

Net increase (decrease) in cash	13,339	(178)

Cash at beginning of period	23	183

Cash at end of period	$13,362	$5

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
(Formerly Canyon Gold Corp.)
Notes to Condensed Consolidated Financial Statements
July 31, 2016
(Unaudited)

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

On July 20, 2011, the Company acquired 100% of the issued shares of Long Canyon Gold Resources Corp. ("Long Canyon"), a private British Columbia, Canada Corporation, incorporated on June 19, 2008, in a share for share exchange accounted for as a reverse acquisition and recapitalization.  As a result, the consolidated financial statements of the Company (the legal acquirer) are, in substance, those of Long Canyon (the accounting acquirer) from the effective date of the acquisition.  Long Canyon has held leases for 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada and intends to conduct exploration activities on the properties as funding permits.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2016, the Company has no revenues, has accumulated losses of $3,712,574 and a working capital deficit of $3,041,689 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

2. Basis of Presentation and Summary of Significant Accounting Policies

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's fiscal year end is April 30.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended April 30, 2016 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of July 31, 2016, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2016 and 2015.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, DTC (from acquisition date forward) and Long Canyon.  All inter-company transactions and balances have been eliminated.

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

Inventories

Inventories consist of materials for use in the manufacture of DTC's products and are stated at cost, using the first in, first out ("FIFO") method.

Property and Equipment

Property and equipment consist of the costs of construction in progress of DTC's manufacturing facilities.  These costs will be depreciated over their estimated useful life once manufacturing activities begin.

Intangible Assets

In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles – Goodwill and Other," the Company has capitalized intangible assets acquired in the DTC acquisition (Note 3) that are used in research and development activities.  Such intangible assets are considered indefinite lived until completion or abandonment of the associated research and development efforts.  During the period that the assets are considered indefinite lived, they are not amortized but tested for impairment.  Once the research and development efforts are completed or abandoned, the Company will determine the useful life of the assets and amortize the assets over such useful life.  Research and development expenses incurred subsequent to the acquisition date are expensed.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of July 31, 2016, the Company had 8,479,283 potential shares issuable under outstanding options, warrants and convertible debt.

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended July 31,
	2016	2015

Weighted average number of shares outstanding - basic	23,097,363	20,927,209
Dilutive effect of convertible debt	9,170,210	-

Weighted average number of shares outstanding - diluted	32,267,573	20,927,209

Reclassifications

Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3. Defense Technology Corporation Acquisition

On October 5, 2015, the Company entered into an agreement to acquire 100% of Defense Technology Corporation, a privately held Colorado limited liability company with principal offices in New Port Richey, Florida (previously defined as "DTC").  DTC is the developer of defense, detection and protection products to improve security for military personnel and schools and other public facilities.

In consideration for the acquisition, the Company will issue 4,000,000 shares of its common stock to the sole shareholder of DTC and certain of its note holders.  The shares had not been issued as of the filing of this report and will be restricted from trading for a period of one year and will be released on a quarterly basis.  Additionally, DTC will be able to earn additional Company preferred shares, Series "B" Convertible ("Series "B" Shares"), upon attaining certain milestone gross sales.  The closing of the acquisition was extended to and completed on July 15, 2016.  Following completion of the acquisition, DTC became a wholly owned subsidiary of the Company.  The Company will use its reasonable best efforts to effectuate a spin-off of its present subsidiary, Long Canyon Gold Resources Corp., on terms to be determined.

The aggregate consideration for the acquisition is comprised of the following DTC liabilities assumed by the Company:

Notes payable	$1,068,000
Accrued interest payable	341,161
Accounts payable	1,445
Payables – related parties	57,011

Total	$1,467,617

The purchase price has been allocated as follows:

Cash	$18,409
Inventories	400
Property and equipment – construction in progress	11,463
Research and development intangible assets	1,437,345

Total	$1,467,617

As of the date of filing of this report, not all financial information, including pro forma financial information was available for the acquisition.  Therefore, the above financial disclosure is based on preliminary assumptions and is subject to adjustment.

4. Mineral Claims

On March 12, 2011, the Company's wholly owned subsidiary, Long Canyon, acquired a 100% interest in 30 mineral claims located in the State of Nevada.  Subsequent to July 31, 2016, Long Canyon renewed the leases.  The claims had previously lapsed due to late payment of the annual lease obligations.  Each of the 30 claims in Section 35 is a Federal BLM unpatented lode claim, 20 acres in size and includes placer rights.

The Company is committed to pay a 3% Net Smelter Royalty on all the claims acquired by Long Canyon.

5. Related Party Transactions and Balances

Management and administrative services are currently compensated as per a Service Agreement between the Company and its Chief Executive Officer and Director executed on April 25, 2016, a Service Agreement between the Company and a Director executed on May 20, 2016, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2015, whereby the fee is based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company's consolidated financial statements as a necessary part of funding the Company's operations.

As of July 31, 2016 and April 30, 2016, the Company had payable balances due to related parties totaling $635,855 and $565,459, respectively, which resulted from transactions with these related parties and other significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	July 31, 2016	April 30, 2016
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of July 31, 2016, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Notes payable – related parties are currently in default and consisted of the following at:

	July 31, 2016	April 30, 2016
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $19,521 and $17,846 at July 31, 2016 and April 30, 2016, respectively.

In May 2016, the Company issued 350,000 of its common shares, valued at $105,000, to its Chief Executive Officer pursuant to his Service Agreement.

6. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	July 31, 2016	April 30, 2016
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	$11,000	$11,000

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	9,000	9,000

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	91,150	141,150

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	14,500	14,500

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	20,000	20,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	17,000	17,000

Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at defined conversion price	41,000	41,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	53,650	-

Note payable to institutional investor, with interest at 10% per annum, convertible into common stock of the Company at a defined conversion price	25,000	-

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a fixed conversion price of $0.25 per share	189,000	-

Notes payable to individuals assumed in the DTC acquisition (Note 3) with interest imputed at 8%, to be converted into 4,000,000 shares of the Company's common stock	1,068,000	-

Note payable to institutional investor repaid in July 2016	-	55,500

Note payable to institutional investor repaid in July 2016	-	39,000

Total	1,539,300	348,150

Less discount	(73,729)	(284,664)

	$1,465,571	$63,486

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

On February 4, 2016, the Company entered into a convertible promissory note with an institutional investor for $41,000, which matures on February 4, 2017.  The Company may repay the note at any time on or before the date that is 120 days after the date of the note.  If the Company does not repay the note during the first 120 days, a one-time interest charge of 12% will be charged.  After the first 120 days, the note may be prepaid by the Company with the prior written consent of the investor at 125% of the principal owed. The investor has the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 60% (representing a discount rate of 40%) of the lowest bid price of the Company's common stock during the 60 consecutive trading days immediately preceding the date of the conversion notice.  At the inception of the convertible note to institutional investor, the Company paid debt issuance costs of $2,500, and recorded a debt discount of $41,000, including an original issue discount of $3,500, a derivative liability of $78,034 related to the conversion feature, and a loss on derivative liability of $40,534.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On July 31, 2016, the Company entered into a convertible promissory note for $53,650, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company's common stock at $0.10 per share.

On June 8, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 10% and matures on December 9, 2016.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company's common stock, depending upon the stock's liquidity as determined by the note holder's broker.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $51,553 related to the conversion feature, and a loss on derivative liability of $29,053.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On July 18, 2016, the Company entered into a Senior Secured Convertible Promissory Note with an institutional investor for $189,000, with net proceeds to the Company of $175,000.  The note bears interest at an annual rate of 8%, matures on January 17, 2017 and is convertible into common shares of the Company after six months at a fixed conversion price of $0.25 per share.  In the event of default, the conversion price changes to a variable price based on a defined discount to the market price of the Company's common stock.  The net proceeds were used to retire two outstanding convertible promissory notes and to provide working capital.

During the three months ended July 31, 2016, the Company issued a total of 1,829,880 shares of its common stock in the conversion of $72,605 convertible notes principal and $11,644 accrued interest payable.

During the three months ended July 31, 2016, we had the following activity in our derivative liabilities account:

Balance at April 30, 2016	$2,081,931
Issuance of new debt	22,500
Gain on derivative liability	(1,498,059)
Conversion of debt to shares of common stock and repayment of debt	(377,547)

Balance at July 31, 2016	$228,825

The estimated fair value of the derivative liabilities at July 31, 2016 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.38%
Expected life in years	0.36 - 0.52
Dividend yield	0%
Expected volatility	115.03% - 150.87%

Accrued interest and fees payable was $365,593 and $63,979 at July 31, 2016 and April 30, 2016, respectively.

7. Financial Instruments

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

As of July 31, 2016, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.  In addition, the fair value of certain of the Company's convertible notes was not determinable at the time of issuance since there was no current market value for the Company's common stock.  Accordingly, no beneficial conversion feature or derivative liabilities were determinable or have been recognized related to these convertible notes payable.

The convertible notes payable and related derivative liabilities are measured at fair value on a recurring basis and estimated as follows at July 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$228,825	$-	$-	$228,825
Convertible notes payable, net	1,465,571	-	-	1,465,571

Total liabilities measured at fair value	$1,694,396	$-	$-	$1,694,396

8. Stockholders' Deficit

The Company has 200,000,000 shares of $0.0001 par value common stock authorized.

During the three months ended July 31, 2016, the Company issued a total of 3,246,380 shares of its common stock: 1,400,000 shares for services valued at $303,800; 16,500 shares in payment of accrued fees payable of $10,325, recognizing a gain on extinguishment of debt of $4,550; and a total of 1,829,880 shares in the conversion of debt principal of $72,605 and accrued interest payable of $11,644.

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

9.  Stock Options and Warrants

During the year ended April 30, 2016, the Company issued options to a consultant to purchase a total of 1,000,000 shares of the Company's common stock and warrants to a lender to purchase 68,333 shares of the Company's common stock.

During the three months ended July 31, 2016, the Company issued warrants to a lender to purchase 250,000 shares of the Company's common stock at an exercise price of $0.60 per share.  The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

The following assumptions were used in estimating the value of the warrants:

Risk free interest rate	.68%
Expected life in years	2.0
Dividend yield	0%
Expected volatility	137.99%

A summary of the Company's stock options and warrants as of July 31, 2016, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2016	1,068,333	$1.559
Granted	250,000	$0.600
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at July 31, 2016	1,318,333	$1.377	2.00	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.1750 as of July 31, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

The Company has the following material commitments as of July 31, 2016:

a)
Administration Agreement with EMAC Handels AG, renewed effective May 1, 2014 for a period of three years. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 350,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

c)
Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 250,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

d)
In order to maintain the Company's claims and/or leases, the Company must make annual payments to the Bureau of Land Management ("BLM") and the State of Nevada, due in September of each year.  Payment to the BLM is currently $195 per claim and the State of Nevada is currently $40 per claim, for a total annual commitment of $7,050.

11. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718)", which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In April 2015, the FASB issued ASU No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public companies, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted the new guidance effective May 1, 2016. The Company's prior period consolidated financial statements were not impacted by the adoption of this Update.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

12. Supplemental Statement of Cash Flows Information

During the three months ended July 31, 2016 and 2015, the Company paid $85,057 and $10,714 for interest.

During the three months ended July 31, 2016 and 2015, the Company paid no amounts for income taxes.

During the three months ended July 31, 2016, the Company had the following non-cash investing and financing activities:

In the DTC acquisition, increased inventories by $400, increased property and equipment by $11,463, increased intangible assets by $1,437,345, increased accounts payable by $1,445, increased accrued interest and fees payable by $341,161, increased convertible notes payable by $1,068,000 and increased payables – related parties by $57,011.

In debt conversions, increased common stock by $183, increased additional paid-in capital by $304,923, decreased convertible notes payable by $72,605, decreased accrued interest and fees payable by $11,644, decreased debt discount by $39,837 and decreased derivative liabilities by $41,880.

Increased debt discount and additional paid-in capital by $40,237 for beneficial conversion feature of new convertible notes payable.

Increased debt discount and decreased prepaid expenses by $16,294.

Increased debt discount and derivative liability by $22,500.

Increased common stock by $2 and additional paid-in capital by $5,773 and decreased accrued interest and fees payable by $10,325.

Increased debt discount and additional paid-in capital by $14,365 for the issuance of warrants.

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

Issuances of Common Shares

Subsequent to July 31, 2016, the Company issued the following shares of its common stock:

•	250,000 shares to Charles C. Hooper, Director, for services valued at $87,500 pursuant to a Service Agreement.

•	400,000 shares to a lender in payment of fees valued at $56,000.

•	300,000 shares to a lender valued at $38,400 for settlement of warrant agreement.

•	600,000 shares to a consultant in payment of fees valued at $90,600.

•	150,000 shares to a lender in payment of fees valued at $24,000.

Mineral Claims

Subsequent to July 31, 2016, the Long Canyon reregistered and restaked the 30 mineral claims in Nevada and has 90 days from registration to pay the assessment fees for the period ended September 2017.

Warrant Settlement Agreement

On August 9, 2016, the Company entered into a Warrant Settlement Agreement with a lender to eliminate the lender's warrant to purchase 68,333 shares of common stock of the Company previously issued in connection with a convertible promissory note.  The Company is required to pay a total of $50,000 cash and issue 300,000 shares of its common stock.  The Company paid $10,000 and issued the shares in August 2016

Amendment to Security Purchase Agreement

On August 1, 2016, the Company entered into an Amendment to Security Purchase Agreement whereby the lender that loaned the Company $189,000 pursuant to a Senior Secured Convertible Promissory Note agreed to loan the Company an additional $10,000.

Security Purchase Agreement

On August 3, 2016, the Company entered into a Securities Purchase Agreement with an institutional lender for the issuance of an 8% convertible note in the aggregate principal amount of $37,000.  The Company issued 150,000 shares of its common stock to the lender as a loan commitment fee.

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

On July 20, 2011, the Company acquired 100% of the issued shares of Long Canyon Gold Resources Corp. ("Long Canyon"), a private British Columbia, Canada Corporation, incorporated on June 19, 2008, in a share for share exchange accounted for as a reverse acquisition and recapitalization.  Long Canyon has held leases for 30 BLM mineral lease claims, situated in the west section of the new Long Canyon Gold Trend area of east central Nevada and intends to conduct exploration activities on the properties as funding permits.

The consolidated financial statements presented in this report include the financial statements of the Company and those of Long Canyon and DTC (from the date of acquisition forward).

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2016, the Company has no revenues, has accumulated losses of $3,712,574 and a working capital deficit of $3,041,689 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three months ended July 31, 2016 and 2015.

Our general and administrative expenses increased $442,211to $513,682 in the three months ended July 31, 2016 from $71,471 in the three months ended July 31, 2015.  The increase was due primarily to an increase in stock based compensation, including shares issued to our new Chief Executive Officer, President and Director and the issuance of shares to investor relations consultants.  We also incurred an increase in professional fees.

Our research and development expenses of $3,277 for the three months ended July 31, 2016 consist of DTC research and development expenses incurred subsequent to the July 15, 2016 DTC acquisition date.  We incurred no research and development expenses prior to the DTC acquisition.

We incurred no exploration costs in the three months ended July 31, 2016 due to the delay in registering and restaking the Nevada mineral claims and paying for the annual claims maintenance fees.  We incurred exploration costs of $1,650 in the three months ended July 31, 2015.

Our interest expense increased to $303,297 in the three months ended July 31, 2016 from $28,414 in the three months ended July 31, 2015.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a gain on derivative liability of $1,498,059 in the three months ended July 31, 2016 and a loss on derivative liability of $74,374 in the three months ended July 31, 2015.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $121,403 and $62,747 in the three months ended July 31, 2016 and 2015, respectively.  respectively.  The gain on extinguishment of debt resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

Primarily as a result of the gain on derivative liability, we reported net income of $799,206 in the three months ended July 31, 2016 compared to a net loss of $113,162 in the three months ended July 31, 2015.

Liquidity and Capital Resources

At July 31, 2016, we had total current assets of $26,592, including cash of $13,362, inventories of $5,355 and prepaid expenses of $7,875, and total current liabilities of $3,068,281, resulting in a working capital deficit of $3,041,689.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $228,825 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will be required to be settled in cash.  Also included in our current liabilities are convertible notes payable of $1,068,000 and related accrued imputed interest of $343,847 resulting from the acquisition of DTC.  We anticipate these current obligations will be settled in full through the issuance of 4,000,000 shares of our common stock.

A significant portion of our current liabilities as of July 31, 2016 is comprised of amounts due to related parties: accrued interest payable – related parties of $19,521; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $635,855.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At July 31, 2016, we had total convertible notes payable of $1,465,571, net of discount of $73,729, including notes payable of $1,068,000 assumed in the DTC acquisition.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to three convertible notes payable, we received total cash proceeds of $253,650 during the three months ended July 31, 2016.  These short-term notes, which have a total principal balance of $267,650 at July 31, 2016 (including $14,000 total original interest discount), bear interest at annual rates ranging from 6% to 10% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.

From proceeds from the new convertible notes payable, we repaid $76,895 in principal of convertible notes payable and further extinguished $72,605 in principal through conversion of convertible notes payable to common stock.

During the three months ended July 31, 2016, net cash used in operating activities was $173,969, as a result of our net income of $799,206, non-cash expenses totaling $595,357 and increases in accounts payable of $64,403, accrued interest payable – related parties of $1,675 and payables – related parties of $13,385, offset by non-cash gains totaling $1,619,462, increases in inventories of $4,955 and prepaid expenses of $6,000, and a decrease in accrued interest and fees payable of $17,578.

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

During the three months ended July 31, 2016, we had net cash provided by investing activities of $18,053, comprised of cash acquired in the DTC acquisition of $18,409, partially offset by the purchase of property and equipment of $356.

During the three months ended July 31, 2015, we had no cash provided by or used in investing activities.

During the three months ended July 31, 2016, net cash provided by financing activities was $169,255, comprised of proceeds from convertible notes payable of $253,650, partially offset by repayment of convertible notes payable of $76,895 and payment of debt issuance costs of $7,500.

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

Our immediate goal is to provide funding for the completion of the initial production of DTC's Offender Alert Passive Scan.  The Offender Alert Passive Scan is an advanced passive scanning system for detecting and identifying concealed threats.

We believe a related party and other lenders will provide sufficient funds to carry on general operations in the near term and fund DTC's production and sales.  We expect to raise additional funds from the sale of securities, stockholder loans and convertible debt.  However, we may not be successful in our efforts to obtain financing to carry out our business plan.

As of July 31, 2016, we did not have sufficient cash to fund our operations for the next twelve months.

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

Intangible Assets

In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles – Goodwill and Other," the Company has capitalized intangible assets acquired in the DTC acquisition (Note 3) that are used in research and development activities.  Such intangible assets are considered indefinite lived until completion or abandonment of the associated research and development efforts.  During the period that the assets are considered indefinite lived, they are not amortized but tested for impairment.  Once the research and development efforts are completed or abandoned, the Company will determine the useful life of the assets and amortize the assets over such useful life.  Research and development expenses incurred subsequent to the acquisition date are expensed.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of July 31, 2016, the Company had 8,479,283 potential shares issuable under outstanding options, warrants and convertible debt.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months ended July 31, 2016 and 2015.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2016, the Company issued a total of 3,246,380 unregistered shares of its common stock: 1,400,000 shares for services valued at $303,800; 16,500 shares in payment of accrued fees payable of $10,325 and a total of 1,829,880 shares in the conversion of debt principal of $72,605 and accrued interest payable of $11,644.  The securities were issued in a private transaction to a related party pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 14, 2016	By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer