Form 10-Q
period 2016-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2016-12-15
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
       `
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

As of December 15, 2016, there were 30,576,056 shares of the registrant's common stock, $0.0001 par value, outstanding

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Formerly Canyon Gold Corp.)

FORM 10-Q

FOR THE QUARTER ENDED OCTOBER 31, 2016

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Balance Sheets
	October 31, 2016	April 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash	$42	$23
Prepaid expenses	4,000	18,169
Total current assets	4,042	18,192

License agreement	378,600	-

Total assets	$382,642	$18,192

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$281,957	$150,362
Accrued license agreement payments	378,600	-
Accrued interest and fees payable	26,700	63,979
Accrued interest payable – related parties	21,197	17,846
Convertible notes payable, net of discount	449,915	63,486
Convertible notes payable – related parties	57,050	57,050
Notes payable – related parties	79,656	79,656
Derivative liabilities	303,635	2,081,931
Payables – related parties	631,654	565,459
Total current liabilities	2,230,364	3,079,769

Total liabilities	2,230,364	3,079,769

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding, respectively	110	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 26,576,056 and 21,249,676 shares issued and outstanding, respectively	2,658	2,125
Additional paid-in capital	2,435,108	1,447,968
Accumulated deficit	(4,285,598)	(4,511,780)
Total stockholders' deficit	(1,847,722)	(3,061,577)

Total liabilities and stockholders' deficit	$382,642	$18,192

See notes to condensed consolidated financial statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	290,008	45,690	968,346	117,161
Exploration costs	1,452	1,725	1,452	3,375

Total expenses	291,460	47,415	969,798	120,536

Loss from operations	(291,460)	(47,415)	(969,798)	(120,536)

Other income (expense):
Interest expense	(133,466)	(62,006)	(438,361)	(90,420)
Gain (loss) on derivative liability	(174,907)	(70,567)	1,323,152	(144,941)
Gain on extinguishment of debt	189,786	92,712	311,189	155,459

Total other income (expense)	(118,587)	(39,861)	1,195,980	(79,902)

Income (loss) before income taxes	(410,047)	(87,276)	226,182	(200,438)

Provision for income taxes	-	-	-	-

Net income (loss)	$(410,047)	$(87,276)	$226,182	$(200,438)

Net income (loss) per common share:
Basic	$(0.02)	$(0.00)	$0.01	$(0.01)
Diluted	$(0.02)	$(0.00)	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	26,922,578	21,049,682	25,009,972	20,988,445
Diluted	26,922,578	21,049,682	32,165,511	20,988,445

See notes to condensed consolidated financial statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$226,182	$(200,438)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	570,110	-
Stock options issued for services	9,056	-
Imputed interest on convertible notes payable	1,125	1,125
Amortization of debt discount to interest expense	409,296	16,585
Debt extension penalty added to note principal	5,000	-
(Gain) loss on derivative liability	(1,323,152)	144,941
(Gain) on extinguishment of debt	(311,189)	(155,459)
Change in operating assets and liabilities:
Increase in prepaid expenses	(2,125)	(5,642)
Increase in accounts payable	67,284	49,130
Decrease in accrued interest and fees payable	(15,310)	(1,169)
Increase in accrued interest payable – related parties	3,351	3,351
Increase in payables – related parties	66,195	191,379
Net cash provided by (used in) operating activities	(294,177)	43,803

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	423,590	-
Repayment of convertible notes payable	(117,894)	(43,986)
Payment of debt issuance costs	(11,500)	-
Net cash provided by (used in) financing activities	294,196	(43,986)

Net increase (decrease) in cash	19	(183)

Cash at beginning of period	23	183
Cash at end of period	$42	$-

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
(Formerly Canyon Gold Corp.)
Notes to Condensed Consolidated Financial Statements
October 31, 2016
(Unaudited)

1. Nature of Operations and Rescission of DTC Agreement

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a privately held Colorado company ("DTC"), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  DTC has informed us that it is unable to complete the required financial statements.  Accordingly, the Company will not be able to consolidate DTC's financial statements into its audited financial statements. After a thorough review of the situation and discussions with DTC, we have mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the "Rescission Agreement"), dated October 17, 2016.

In connection with the Rescission Agreement with the Company, DTC rescinded its agreement with the inventor and developer of the technology and assets that were subject to the original agreement between the Company and DTC.  On October 19, 2016, the Company entered into a new Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement.  See Note 3.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2016, the Company has no revenues, has accumulated losses of $4,285,598 and a working capital deficit of $2,226,322 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of October 31, 2016, the consolidated results of its operations for the three and six months ended October 31, 2016 and 2015 and its consolidated cash flows for the six months ended October 31, 2016 and 2015.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of October 31, 2016, the Company had 10,577,860 potential shares issuable under outstanding options, warrants and convertible debt.

The common shares used in the computation of our basic and diluted net income (loss) per share are reconciled as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Weighted average number of shares outstanding - basic	26,922,578	21,049,682	25,009,972	20,988,445
Dilutive effect of convertible debt	-	-	7,155,539	-

Weighted average number of shares outstanding - diluted	26,922,578	21,049,682	32,165,511	20,988,445

During the three months ended October 31, 2016 and 2015, 9,277,860 and 2,365,098 shares issuable upon exercise of convertible debt, respectively, were excluded from the above calculation due to anti-dilution.  For the six months ended October 31, 2015, 2,365,098 shares issuable upon exercise of convertible debt were excluded from the above calculation due to anti-dilution.

Reclassifications

Certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3. License Agreement

As discussed in Note 1, the Company rescinded its agreement to acquire DTC, and on October 19, 2016, the Company entered into a Definitive Agreement with CCS that included an exclusive Patent License Agreement ("License Agreement") and Independent Contractor Agreement.  Under the License Agreement, CCS granted to the Company an exclusive world-wide license to the assets comprising the technology and products of the defense, detection and protection security products invented and developed by the inventor and CCS.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS's technology with 4,000,000 shares of the Company's common stock.  Additionally, CCS will be entitled to receive 250,000 shares of the Company's common stock upon completed sales of 1,000 passive scanner units based on the CCS technology.

The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  An initial payment of $5,000 is to be paid to CCS plus ongoing hourly compensation for services provided.

The Company has capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of the 4,000,000 shares of common stock to be issued to the CCS investors of $353,600, which is based on the closing market price of the Company's common stock on the date of the Definitive Agreement.  The Company has recorded a current liability of $378,600 for these obligations in its consolidated balance sheet as of October 31, 2016.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

4. Related Party Transactions and Balances

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

As of October 31, 2016, and April 30, 2016, the Company had payable balances due to related parties totaling $631,654 and $565,459, respectively, which resulted from transactions with these related parties and other significant shareholders.

Convertible notes payable – related parties consisted of the following at:

	October 31, 2016	April 30, 2016
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of October 31, 2016, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Notes payable – related parties are currently in default and consisted of the following at:

	October 31, 2016	April 30, 2016
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	47,500	47,500

	$79,656	$79,656

Accrued interest payable – related parties was $21,197 and $17,846 at October 31, 2016 and April 30, 2016, respectively.

The Company issued 350,000 of its common shares, valued at $105,000, in May 2016, and 350,000 of its common shares, valued at $57,750, in August 2016 to its Chief Executive Officer pursuant to his Service Agreement.

The Company issued 250,000 of its common shares, valued at $112,500, in August 2016 to a Director.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	October 31, 2016	April 30, 2016
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	$11,000	$11,000
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	9,000	9,000
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	91,150	141,150
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	14,500	14,500
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	20,000	20,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	17,000	17,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	53,650	-
Note payable to institutional investor, with interest at 10% per annum, convertible into common stock of the Company at a defined conversion price	25,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a fixed conversion price of $0.25 per share	200,000	-
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	23,750	-
Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at a defined conversion price	25,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	37,000	-
Note payable to institutional investor, with interest at 9% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	35,000	-
Note payable to institutional investor, with interest at 9% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	40,000	-
Advances combined in note payable in November 2016	4,190	-
Note payable to institutional investor repaid in August 2016	-	41,000
Note payable to institutional investor repaid in July 2016	-	55,500
Note payable to institutional investor repaid in July 2016	-	39,000
Total	606,240	348,150

Less discount	(156,325)	(284,664)

	$449,915	$63,486

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

On February 4, 2016, the Company entered into a convertible promissory note with an institutional investor for $41,000, which matures on February 4, 2017.  The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 60% (representing a discount rate of 40%) of the lowest bid price of the Company's common stock during the 60 consecutive trading days immediately preceding the date of the conversion notice.  At the inception of the convertible note to institutional investor, the Company paid debt issuance costs of $2,500, and recorded a debt discount of $41,000, including an original issue discount of $3,500, a derivative liability of $78,034 related to the conversion feature, and a loss on derivative liability of $40,534.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The note was repaid in August 2016.

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

On July 18, 2016, the Company entered into a Senior Secured Convertible Promissory Note with an institutional investor for $189,000, with net proceeds to the Company of $175,000.  The note was subsequently amended to a total principal of $200,000, with net proceeds to the Company of $185,000.  The note bears interest at an annual rate of 8%, matures on January 17, 2017 and is convertible into common shares of the Company after six months at a fixed conversion price of $0.25 per share.  In the event of default, the conversion price changes to a variable price based on a defined discount to the market price of the Company's common stock.

On July 31, 2016, the Company entered into a convertible promissory note for $53,650, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company's common stock at $0.10 per share.

On August 1, 2016, the Company entered into a convertible promissory note for $23,750, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company's common stock at $0.10 per share.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company's common stock, depending upon the stock's liquidity as determined by the note holder's broker.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $48,106 related to the conversion feature, and a loss on derivative liability of $25,606.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on August 3, 2017.  The investor has the right, after the first six months of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest bid price of the Company's common stock during the 20 trading days immediately ending on the last trading date prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company paid debt issuance costs of $25,500, including 150,000 shares of its common stock valued at $24,000, and recorded a debt discount of $37,000, including an original issue discount of $5,000, a derivative liability of $148,934 related to the conversion feature, and a loss on derivative liability of $142,434.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.

On September 20, 2016, the Company entered into a convertible promissory note with an institutional investor for $35,000, which bears interest at an annual rate of 9% and matures on June 20, 2017.  The investor has the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs comprised of an obligation to issue 110,000 shares of its common stock valued at $14,311, and recorded a debt discount of $35,000, a derivative liability of $47,432 related to the conversion feature, and a loss on derivative liability of $21,743.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.

On October 27, 2016, the Company entered into a convertible promissory note with an institutional investor for $40,000, which bears interest at an annual rate of 9% and matures on July 7, 2017.  The investor has the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $40,000, a derivative liability of $47,939 related to the conversion feature, and a loss on derivative liability of $7,939.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.

During the six months ended October 31, 2016, the Company issued a total of 1,829,880 shares of its common stock in the conversion of $72,605 convertible notes principal and $11,644 accrued interest payable.

During the six months ended October 31, 2016, we had the following activity in our derivative liabilities account:

Balance at April 30, 2016	$2,081,931
Issuance of new debt	112,189
Gain on derivative liability	(1,323,152)
Conversion of debt to shares of common stock and repayment of debt	(567,333)

Balance at October 31, 2016	$303,635

The estimated fair value of the derivative liabilities at October 31, 2016 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.34 – 0.59%
Expected life in years	0.11 - 0.76
Dividend yield	0%
Expected volatility	130.03% - 354.88%

Accrued interest and fees payable was $26,700 and $63,979 at October 31, 2016 and April 30, 2016, respectively.

6. Financial Instruments

The convertible notes payable and related derivative liabilities are measured at fair value on a recurring basis and estimated as follows at October 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$303,635	$-	$-	$303,635
Convertible notes payable, net	449,915	-	-	449,915

Total liabilities measured at fair value	$753,550	$-	$-	$753,550

7. Stockholders' Deficit

During the six months ended October 31, 2016, the Company issued a total of 5,326,380 shares of its common stock: 2,630,000 shares for services valued at $570,110; 16,500 shares in payment of accrued fees payable of $10,325, recognizing a gain on extinguishment of debt of $4,550; 1,829,880 shares in the conversion of debt principal of $72,605 and accrued interest payable of $11,644; 550,000 shares valued at $80,000 for debt issuance costs; and 300,000 shares valued at $38,400 for settlement of warrants (see Note 8).

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  Most the non-cash consideration received pertaining to services rendered by consultants and others has been valued at the market value of the shares issued.

8.  Stock Options and Warrants

During the six months ended October 31, 2016, the Company issued warrants to a lender to purchase 250,000 shares of the Company's common stock at an exercise price of $0.60 per share. The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

During the six months ended October 31, 2016, the Company issued warrants to a consultant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants vested upon grant and expire on June 14, 2017.  The Company estimated the grant date fair value of the warrants at $9,056 using the Black-Scholes option-pricing model and charged the amount to general and administrative expenses.

The following assumptions were used in estimating the value of the warrants:

Risk free interest rate	.55 - .68%
Expected life in years	1.0 - 2.0
Dividend yield	0%
Expected volatility	137.99 – 351.37%

A summary of the Company's stock options and warrants as of October 31, 2016, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2016	1,068,333	$1.56
Granted	300,000	$0.58
Exercised	(68,333)	$0.60
Forfeited or expired	-	$-

Outstanding and exercisable at October 31, 2016	1,300,000	$1.39	1.57	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.11 as of October 31, 2016, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

The Company and a warrant holder ("Holder") entered into a Warrant Settlement Agreement on August 9, 2016 whereby the Holder exercised 68,333 shares in exchange for a cash payment by the Company of $50,000 and the issuance by the Company of 300,000 of its common shares, valued at $38,400.  The total obligation of $88,400 has been recorded as a reduction of additional paid-in capital.

9. Contingencies and Commitments

The Company has the following material commitments as of October 31, 2016:

a)
Administration Agreement with EMAC Handels AG, renewed effective May 1, 2015 for a period of three years. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of a total 700,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

c)
Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 250,000 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

10. Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-17, "Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control." This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

11. Supplemental Statement of Cash Flows Information

During the six months ended October 31, 2016 and 2015, the Company paid $95,017 and $67,514 for interest.

During the six months ended October 31, 2016 and 2015, the Company paid no amounts for income taxes.

During the six months ended October 31, 2016, the Company had the following non-cash investing and financing activities:

In debt conversions, increased common stock by $183, increased additional paid-in capital by $304,923, decreased convertible notes payable by $72,605, decreased accrued interest and fees payable by $11,644, decreased debt discount by $39,837 and decreased derivative liabilities by $41,880.

Increased accounts payable and debt discount by $14,311.

Increased debt discount and additional paid-in capital by $52,136 for beneficial conversion feature of new convertible notes payable.

Increased debt discount and decreased prepaid expenses by $16,294.

Increased debt discount and derivative liability by $112,189.

Increased common stock by $2 and additional paid-in capital by $5,773 and decreased accrued interest and fees payable by $10,325.

Increased debt discount and additional paid-in capital by $14,365 for the issuance of warrants.

Increased common stock and decreased additional paid-in capital by $30 for net settlement of warrants.

Increased accounts payable and decreased additional paid-in capital by $50,000 for settlement of warrants obligation.

Increased license agreement and accrued license agreement payments by $378,600.

Increased debt discount by $80,000, common stock by $55 and additional paid-in capital by $79,945 for issuance of common stock for debt issuance costs.

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

12. Restatement of Consolidated Financial Statements

Because of the Rescission Agreement with DTC discussed in Note 1, the Company has eliminated the accounts of DTC from the Company's condensed consolidated financial statements as of July 31, 2016 and for the three months then ended, which accounts were previously consolidated with those of the Company.  In addition, certain equity transactions involving obligations to issue shares of the Company's common stock and the issuance of stock options were not properly recorded in the three months ended July 31, 2016.  The following schedules present the condensed consolidated amounts previously reported, the restatement adjustments to eliminate the accounts of DTC and properly record the equity transactions, and the condensed consolidated amounts as restated.

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Balance Sheet
As of July 31, 2016 (Unaudited)

	As Previously Reported	Restatement Adjustments	As Restated
ASSETS
Current assets:
Cash	$13,362	$(12,187)	$1,175
Inventories	5,355	(5,355)	-
Prepaid expenses	7,875		7,875
Total current assets	26,592	(17,542)	9,050

Property and equipment – construction in progress	11,819	(11,819)	-
Intangible assets	1,437,345	(1,437,345)	-

Total assets	$1,475,756	$(1,466,706)	$9,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$216,210	$60,555	$276,765
Accrued interest and fees payable	365,593	(343,846)	21,747
Accrued interest payable – related parties	19,521		19,521
Convertible notes payable, net of discount	1,465,571	(1,119,716)	345,855
Convertible notes payable – related parties	57,050		57,050
Notes payable – related parties	79,656		79,656
Derivative liabilities	228,825		228,825
Payables – related parties	635,855	90,222	726,077
Total current liabilities	3,068,281	(1,312,785)	1,755,496

Total liabilities	3,068,281	(1,312,785)	1,755,496

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,100,000 shares issued and outstanding	110		110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 24,496,056 and 21,249,676 shares issued and outstanding, respectively	2,450		2,450
Additional paid-in capital	2,117,489	9,056	2,126,545
Accumulated deficit	(3,712,574)	(162,977)	(3,875,551)
Total stockholders' deficit	(1,592,525)	(153,921)	(1,746,446)

Total liabilities and stockholders' deficit	$1,475,756	$(1,466,706)	$9,050

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statement of Operations
Three Months Ended July 31, 2016 (Unaudited)

	As Previously Reported	Restatement Adjustments	As Restated

Revenue	$-		$-

Expenses:
General and administrative	513,682	$164,656	678,338
Research and development	3,277	(3,277)	-
Total expenses	516,959	161,379	678,338

Loss from operations	(516,959)	(161,379)	(678,338)

Other income (expense):
Interest expense	(303,297)	(1,598)	(304,895)
Gain (loss) on derivative liability	1,498,059		1,498,059
Gain on extinguishment of debt	121,403		121,403

Total other income (expense)	1,316,165	(1,598)	1,314,567

Income (loss) before income taxes	799,206	(162,977)	636,229

Provision for income taxes	-		-

Net income (loss)	$799,206	$(162,977)	$636,229

Net income (loss) per common share:
Basic	$0.03		$0.03
Diluted	$0.03	$(0.01)	$0.02

Weighted average common shares outstanding:
Basic	23,097,363		23,097,363
Diluted	32,267,573		32,267,573

13. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after October 31, 2016 that would have a material impact on the Company's financial results or require disclosure.

Issuances of Common Shares

In November 2016, the Company issued 4,000,000 shares of its common stock to several individuals as required by the License Agreement discussed in Note 3.

In November 2016, the Company entered into a short-term convertible promissory note of $5,790, with interest at 6% per annum and convertible into shares of the Company's common stock at a conversion price of $0.10 per share.

In November 2016, the Company entered into a short-term convertible promissory note of $14,600, with interest at 6% per annum and convertible into shares of the Company's common stock at a conversion price of $0.075 per share.

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

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a privately held Colorado company ("DTC"), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  DTC has informed us that it is unable to complete the required financial statements.  Accordingly, the Company will not be able to consolidate DTC's financial statements into its audited financial statements. After a thorough review of the situation and discussions with DTC, we have mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the "Rescission Agreement"), effective October 17, 2016.

In connection with the Rescission Agreement with the Company, DTC rescinded its agreement with the inventor and developer of the technology and assets that were subject to the original agreement between the Company and DTC.  On October 19, 2016, the Company entered into a new Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement.

The security products licensed from CCS and to be developed by the Company are designed for personal and collateral protection.  The proposed detection technology is intended to provide passive security scanning units for either walk-through or hand-held use.  The units use electromagnets and do not emit anything (such as x-rays) through the subject.  The Company recently completed a prototype and currently has an operational testing unit.  The units are intended to improve security for schools and other public facilities.

Our principal executive office is located at 4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147, telephone 1-(800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.  The office of DRLLC that is responsible for management of exploration program is located at 125 East Main Street # 307, American Fork, Utah 84003.

Our website address is http://www.defensetechnologiesintl.com
Information on or accessed through our website is not incorporated into this Quarterly Report on Form 10-Q and is not a part of this Form 10-Q.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2016, the Company has no revenues, has accumulated losses of $4,285,598 and a working capital deficit of $2,226,322 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and six months ended October 31, 2016 and 2015.

Our general and administrative expenses increased $244,318 to $290,008 in the three months ended October 31, 2016 from $45,690 in the three months ended October 31, 2015, and increased $851,185 to $968,346 in the six months ended October 31, 2016 from $117,161 in the six months ended October 31, 2015.  The increases are due primarily to an increase in stock based compensation, including shares issued to our new President and to a Director, and the issuance of shares to investor relations consultants.  We also incurred an increase in professional fees and costs associated with the rescinded agreement with DTC and the new Definitive Agreement with CCS.

Exploration costs were $1,452 in the three months ended October 31, 2016 compared to $1,725 in the three months ended October 31, 2015, and were $1,452 in the six months ended October 31, 2016 compared to $3,375 in the six months ended October 31, 2015.  The exploration costs for all periods consisted of State of Nevada annual claims maintenance fees and the costs of re-staking the Nevada mineral claims.

Our interest expense increased to $133,466 in the three months ended October 31, 2016 from $62,006 in the three months ended October 31, 2015, and increased to $438,361 in the six months ended October 31, 2016 from $90,420 in the six months ended October 31, 2015.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $174,907 and $70,567 for the three months ended October 31, 2016 and 2015, respectively.  We recognized a gain on derivative liability of $1,323,152 in the six months ended October 31, 2016 and a loss on derivative liability of $144,941 in the six months ended October 31, 2015.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $189,786 and $92,712 in the three months ended October 31, 2016 and 2015, respectively, and of $311,189 and $155,459 in the six months ended October 31, 2016 and 2015, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.

As a result, we recognized a net loss of $410,047 and $87,276 in the three months ended October 31, 2016 and 2015, respectively, and a net loss of $200,438 in the six months ended October 31, 2015.  Primarily due to the gain on derivative liability, we reported net income of $226,182 in the six months ended October 31, 2016.

Liquidity and Capital Resources

At October 31, 2016, we had total current assets of $4,042, including cash of $42 and prepaid expenses of $4,000, and total current liabilities of $2,230,364, resulting in a working capital deficit of $2,226,322.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $303,635 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will be required to be settled in cash.

A significant portion of our current liabilities as of October 31, 2016 is comprised of amounts due to related parties: accrued interest payable – related parties of $21,197; convertible notes payable – related parties of $57,050; notes payable – related parties of $79,656; and payables – related parties of $631,654.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At October 31, 2016, we had total convertible notes payable of $449,915, net of discount of $156,325.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to nine convertible notes payable, we received total cash proceeds of $423,590 during the six months ended October 31, 2016.  These short-term notes, which have a total principal balance of $443,590 at October 31, 2016 (including $20,000 total original interest discount), bear interest at annual rates ranging from 6% to 12% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

From proceeds from the new convertible notes payable, we repaid $117,894 in principal of convertible notes payable and further extinguished $72,605 in principal through conversion of convertible notes payable to common stock.

During the six months ended October 31, 2016, net cash used in operating activities was $294,177, as a result of our net income of $226,182, non-cash expenses totaling $994,587 and increases in accounts payable of $67,284, accrued interest payable – related parties of $3,351 and payables – related parties of $66,195, offset by non-cash gains totaling $1,634,341, increase in prepaid expenses of $2,125, and a decrease in accrued interest and fees payable of $15,310.

During the six months ended October 31, 2015, net cash provided by operating activities was $43,803, as a result of our net loss of $200,438, gain on extinguishment of debt of $155,459, increase in prepaid expenses of $5,642 and decrease in accrued interest and fees payable of $1,169, offset by non-cash expenses totaling $162,651 and increases in accounts payable of $49,130, accrued interest payable – related parties of $3,351, and payables – related parties of $191,379.

During the six months ended October 31, 2016 and 2015, we had no cash provided by or used in investing activities.

During the six months ended October 31, 2016, net cash provided by financing activities was $294,177, comprised of proceeds from convertible notes payable of $423,590, partially offset by repayment of convertible notes payable of $117,894 and payment of debt issuance costs of $11,500.

During the six months ended October 31, 2015, net cash used in financing activities was $43,986, comprised of repayment of convertible notes payable.

We have not realized any revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

Our immediate goal is to provide funding for the completion of the initial production of the Offender Alert Passive Scan licensed from CCS.  The Offender Alert Passive Scan is an advanced passive scanning system for detecting and identifying concealed threats.

We believe a related party and other lenders will provide sufficient funds to carry on general operations in the near term and fund DTC's production and sales.  We expect to raise additional funds from the sale of securities, stockholder loans and convertible debt.  However, we may not be successful in our efforts to obtain financing to carry out our business plan.

As of October 31, 2016, we did not have sufficient cash to fund our operations for the next twelve months.

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

Comprehensive Loss

We have no component of other comprehensive income.  Accordingly, net loss equals comprehensive loss for the three months and six months ended October 31, 2016 and 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2016, the Company issued a total of 2,080,000 unregistered shares of its common stock: 1,230,000 shares for services valued at $266,310; 550,000 shares for debt issuance costs valued at $80,000; and 300,000 shares for warrant settlement valued at $38,400.  The securities were issued in a private transaction to a related party pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 15, 2016	By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer