Form 10-Q
period 2017-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2017-03-22
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

As of March 22, 2016, there were 44,579,948 shares of the registrant's common stock, $0.0001 par value, outstanding

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Formerly Canyon Gold Corp.)
FORM 10-Q
FOR THE QUARTER ENDED JANUARY 31, 2017

PART  I   —   FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Balance Sheets
	January 31, 2017	April 30, 2016
ASSETS	(Unaudited)
Current assets:
Cash	$136	$23
Prepaid expenses	1,000	18,169
Total current assets	1,136	18,192

License agreement	378,600	-

Total assets	$379,736	$18,192

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$286,988	$150,362
Accrued license agreement payments	25,000	-
Accrued interest and fees payable	37,808	63,979
Accrued interest payable – related parties	12,957	17,846
Convertible notes payable, net of discount	581,532	63,486
Convertible notes payable – related parties	57,050	57,050
Notes payable – related parties	34,426	79,656
Derivative liabilities	510,893	2,081,931
Payables – related parties	243,628	565,459
Total current liabilities	1,790,282	3,079,769

Total liabilities	1,790,282	3,079,769

Commitments and Contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, 1,973,545 and 1,100,000 shares issued and outstanding, respectively	197	110
Common stock, $0.0001 par value; 200,000,000 shares authorized, 33,818,513 and 21,249,676 shares issued and outstanding, respectively	3,382	2,125
Additional paid-in capital	3,355,528	1,447,968
Accumulated deficit	(4,782,275)	(4,511,780)
Total	(1,423,168)	(3,061,577)
Non-controlling interest	12,622	-
Total stockholders' deficit	(1,410,546)	(3,061,577)

Total liabilities and stockholders' deficit	$379,736	$18,192
See notes to condensed consolidated financial statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Expenses:
General and administrative	192,337	163,964	1,160,683	281,125
Exploration costs	-	1,763	1,452	5,138

Total expenses	192,337	165,727	1,162,135	286,263

Loss from operations	(192,337)	(165,727)	(1,162,135)	(286,263)

Other income (expense):
Interest expense	(117,280)	(19,461)	(555,641)	(109,881)
Gain (loss) on derivative liability	(238,802)	(47,257)	1,084,350	(192,198)
Gain on extinguishment of debt	48,429	-	359,618	155,459

Total other income (expense)	(307,653)	(66,718)	888,327	(146,620)

Loss before income taxes	(499,990)	(232,445)	(273,808)	(432,883)

Provision for income taxes	-	-	-	-

Net loss	(499,990)	(232,445)	(273,808)	(432,883)

Non-controlling interest in net loss of consolidated subsidiary	3,313	-	3,313	-

Net loss attributed to the Company	$(496,677)	$(232,445)	$(270,495)	$(432,883)

Net income (loss) per common share – basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	30,867,567	21,175,763	26,788,589	21,050,885

See notes to condensed consolidated financial statements

Defense Technologies International Corp. (Formerly Canyon Gold Corp.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(273,808)	$(432,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	591,880	91,020
Stock options issued for services	9,056	-
Non-controlling interest issued for services	6,100	-
Imputed interest on convertible notes payable	1,687	1,687
Amortization of debt discount to interest expense	508,563	30,199
Loan penalties added to note principal	55,000	-
(Gain) loss on derivative liability	(1,084,350)	192,198
(Gain) on extinguishment of debt	(359,618)	(155,459)
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	875	(8,630)
Increase in accounts payable	72,315	36,306
Increase in accrued interest and fees payable	10,109	311
Increase in accrued interest payable – related parties	4,813	5,027
Increase in payables – related parties	125,945	181,727
Net cash used in operating activities	(331,433)	(58,497)

Cash flows from investing activities:
Increase in advances receivable	-	(2,100)

Net cash used in investing activities	-	(2,100)

Cash flows from financing activities:
Proceeds from convertible notes payable	477,940	104,500
Repayment of convertible notes payable	(132,894)	(43,985)
Payment of debt issuance costs	(13,500)	-

Net cash provided by financing activities	331,546	60,515

Net increase (decrease) in cash	113	(82)

Cash at beginning of period	23	183
Cash at end of period	$136	$101

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
(Formerly Canyon Gold Corp.)
Notes to Condensed Consolidated Financial Statements
January 31, 2017
(Unaudited)

1. Nature of Operations and Formation of PSSI

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as a wholly owned subsidiary.  The Company has approved the merger of its wholly-owned subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon"), into PSSI, with PSSI the surviving entity.  The merger will not be effective until the articles of merger are filed with the state of Utah.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company (see Note 3).  As discussed in Note 3, 34.62% of PSSI was acquired by several individuals and entities.  The Company owns the remaining 65.38% of PSSI.

Going Concern

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2017, the Company has no revenues, has accumulated losses of $4,782,275 and total stockholders' deficit of $1,410,546 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during calendar year 2017 by issuing debt and equity securities and by the continued support of its related parties (see Note 4).  Immediate plans include raising the necessary capital to continue the development of the defense, detection and protection technology and conduct all sales and marketing activities in PSSI.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations and to successfully develop and market its defense, detection and protection security products.

2. Basis of Presentation and Summary of Significant Accounting Policies

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's fiscal year end is April 30.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended April 30, 2016 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of January 31, 2017, the consolidated results of its operations for the three and nine months ended January 31, 2017 and 2016 and its consolidated cash flows for the nine months ended January 31, 2017 and 2016.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Long Canyon, through January 15, 2017, and its majority-owned subsidiary, PSSI from its formation on January 15, 2017.  All inter-company transactions and balances have been eliminated.

The non-controlling interest in PSSI, representing 7,941,436 common shares, or 34.62%, was acquired by several individuals and entities, including related parties, in exchange for services valued at $6,100 and the extinguishment of Company accounts payable – related parties with a book value of $9,835.

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

Derivative Liabilities

We have identified the conversion features of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of January 31, 2017, the Company had 147,080,550 potential shares issuable under outstanding options, warrants, preferred stock and convertible debt.

Reclassifications

Certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform with the current year presentation.

3. License Agreement

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a non-related privately held Colorado company ("DTC"), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  Subsequently, the Company and DTC mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the "Rescission Agreement"), dated October 17, 2016.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 4,000,000 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $25,000 for the remaining obligation in its consolidated balance sheet as of January 31, 2017.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

On January 15, 2017, the Company transferred the License Agreement to PSSI in exchange for 15,000,000 common shares of PSSI, or 65.38% ownership.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

On January 22, 2017, the Company and CCS entered into an Amendment to the Definitive Agreement, whereby CCS consented to the transfer of the Definitive Agreement, Patent License Agreement and Independent Contractor Agreement to PSSI and agreed to extend the due dates of certain payments due CCS to April 30, 2017.  In exchange, CCS received 100,000 shares of PSSI common stock.

Also in connection with the Amendment to the Definitive Agreement, the investors that provided funding for the development of CCS's technology received 500,000 shares of PSSI common stock.

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

As of January 31, 2017, and April 30, 2016, the Company had payable balances due to related parties totaling $243,628 and $565,459, respectively, which resulted from transactions with these related parties and other significant shareholders.

On December 17, 2016, the Company issued 561,000 shares of its common stock in payment of $56,100 of payables – related parties.

On December 31, 2016, the Company issued 763,681 shares of its preferred stock in payment of $381,841 of payables – related parties.

On January 31, 2017, $9,835 of payables – related parties were extinguished by the related party for a non-controlling interest in PSSI.

Convertible notes payable – related parties consisted of the following at:

	January 31, 2017	April 30, 2016

Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of January 31, 2017, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

Notes payable – related parties are currently in default and consisted of the following at:

	January 31, 2017	April 30, 2016

Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	2,270	47,500

	$34,426	$79,656

Accrued interest payable – related parties was $12,957 and $17,846 at January 31, 2017 and April 30, 2016, respectively.

On December 31, 2016, the Company issued 109,864 shares of its preferred stock to a related party in payment of $45,230 note principal and $9,702 accrued interest payable.

The Company issued 350,000 of its common shares, valued at $105,000, in May 2016, and 350,000 of its common shares, valued at $57,750, in August 2016 to its Chief Executive Officer pursuant to his Service Agreement.

The Company issued 250,000 of its common shares, valued at $112,500, in August 2016 to a Director.

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	January 31, 2017	April 30, 2016

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	$11,000	$11,000
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	9,000	9,000
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	91,150	141,150
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	14,500	14,500
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	20,000	20,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	17,000	17,000
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	53,650	-
Note payable to institutional investor, with interest at 10% per annum, convertible into common stock of the Company at a defined conversion price	6,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	234,000	-
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	23,750	-
Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at a defined conversion price	25,000	-
Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	37,000	-
Note payable to institutional investor, with interest at 9% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	35,000	-
Note payable to institutional investor, with interest at 9% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	40,000	-
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.035 per share	4,190	-
Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.035 per share	17,350	-
Note payable to institutional investor, with interest at 8% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	37,000	-
Note payable to institutional investor repaid in August 2016	-	41,000
Note payable to institutional investor repaid in July 2016	-	55,500
Note payable to institutional investor repaid in July 2016	-	39,000
Total	675,590	348,150

Less discount	(94,058)	(284,664)

	$581,532	$63,486

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

On June 8, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 10% and matures on December 9, 2016.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company's common stock, depending upon the stock's liquidity as determined by the note holder's broker.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $51,553 related to the conversion feature, and a loss on derivative liability of $29,053.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.  The Company obtained an extension of the maturity date to December 22, 2016 in exchange for the principal amount of the note increasing from $25,000 to $45,000.  On December 15, 2016, the Company paid the lender a principal payment of $35,000, and on December 26, 2016, the lender converted $4,000 principal into 129,032 shares of the Company's common stock.  The remaining principal balance of $6,000 is in default as of January 31, 2017.

On July 18, 2016, the Company entered into a Senior Secured Convertible Promissory Note with an institutional investor for $189,000, with net proceeds to the Company of $175,000.  The note was subsequently amended to a total principal of $200,000, with net proceeds to the Company of $185,000.  The note bears interest at an annual rate of 8%, matures on January 17, 2017 and is convertible into common shares of the Company after six months at a fixed conversion price of $0.25 per share.  In the event of default, the conversion price changes to a variable price based on a defined discount to the market price of the Company's common stock.  As of January 17, 2017, the Company is in default on this note and a penalty of $50,000 was added to the note principal.  The lender subsequently converted $10,000 principal into 833,334 shares of the Company's common stock on January 18, 2017 and converted $6,000 principal into 909,091 shares of the Company's common stock on January 26, 2017.

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

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company's common stock, depending upon the stock's liquidity as determined by the note holder's broker.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $64,942 related to the conversion feature, and a loss on derivative liability of $42,442.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on August 3, 2017.  The investor has the right, after the first six months of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest bid price of the Company's common stock during the 20 trading days immediately ending on the last trading date prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company paid debt issuance costs of $25,500, including 150,000 shares of its common stock valued at $24,000, and recorded a debt discount of $37,000, including an original issue discount of $5,000, a derivative liability of $173,227 related to the conversion feature, and a loss on derivative liability of $166,727.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On September 20, 2016, the Company entered into a convertible promissory note with an institutional investor for $35,000, which bears interest at an annual rate of 9% and matures on June 20, 2017.  The investor has the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs comprised of an obligation to issue 110,000 shares of its common stock valued at $14,311, and recorded a debt discount of $35,000, a derivative liability of $42,432 related to the conversion feature, and a loss on derivative liability of $21,743.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

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

On November 1, 2016, the Company entered into a convertible promissory note for $4,190, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company's common stock at $0.10 per share.

On December 15, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on September 30, 2017.  The investor has the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading price of the Company's common stock during the 15 trading days prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $35,000, a derivative liability of $96,039 related to the conversion feature, and a loss on derivative liability of $61,039.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On January 31, 2017, the Company entered into a convertible promissory note for $17,350, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company's common stock at $0.035 per share.

During the nine months ended January 31, 2017, the Company issued a total of 3,701,337 shares of its common stock in the conversion of $92,605 convertible notes principal and $11,644 accrued interest payable.

During the nine months ended January 31, 2017, we had the following activity in our derivative liabilities account:

Balance at April 30, 2016	$2,081,931
Issuance of new debt	147,189
Gain on derivative liability	(1,084,350)
Conversion of debt to shares of common stock and repayment of debt	(633,877)

Balance at January 31, 2017	$510,893

The estimated fair value of the derivative liabilities at January 31, 2017 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.52 – 0.749%
Expected life in years	0.23 - 0.66
Dividend yield	0%
Expected volatility	266.93% - 353.75%

Accrued interest and fees payable were $37,808 and $63,979 at January 31, 2017 and April 30, 2016, respectively.

6. Financial Instruments

The convertible notes payable and related derivative liabilities are measured at fair value on a recurring basis and estimated as follows at January 31, 2017:

	Total	Level 1	Level 2	Level 3

Derivative liabilities	$510,893	$-	$-	$510,893
Convertible notes payable, net	581,532	-	-	581,532

Total liabilities measured at fair value	$1,092,425	$-	$-	$1,092,425

7. Stockholders' Deficit

The Company has authorized 20,000,000 shares of $0.0001 par value preferred stock and 200,000,000 shares of $0.0001 par value common stock.

During the nine months ended January 31, 2017, the Company issued a total of 873,545 shares of its preferred stock: 763,681 shares in payment of payables – related party of $381,841 and 109,864 shares in payment of notes payable – related parties principal of $45,230 and accrued interest payable of $9,702.

During the nine months ended January 31, 2017, the Company issued a total of 12,568,837 shares of its common stock: 3,330,000 shares for services valued at $591,880; 4,126,500 shares in payment of accounts payable and accrued expenses of $373,686, recognizing a gain on extinguishment of debt of $4,550; 561,000 shares in payment of payables – related party of $56,100; 3,701,337 shares in the conversion of debt principal of $92,605 and accrued interest payable of $11,644; 550,000 shares valued at $80,000 for debt issuance costs; and 300,000 shares valued at $38,400 for settlement of warrants (see Note 8).

All issuances of the Company's common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable.  Most of the non-cash consideration received pertaining to services rendered by consultants and others has been valued at the market value of the shares issued.

8.  Stock Options and Warrants

During the nine months ended January 31, 2017, the Company issued warrants to a lender to purchase 250,000 shares of the Company's common stock at an exercise price of $0.60 per share.  The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

During the nine months ended January 31, 2017, the Company issued warrants to a consultant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants vested upon grant and expire on June 14, 2017.  The Company estimated the grant date fair value of the warrants at $9,056 using the Black-Scholes option-pricing model and charged the amount to general and administrative expenses.

The following assumptions were used in estimating the value of the warrants:

Risk free interest rate	.55 - .68%
Expected life in years	1.0 - 2.0
Dividend yield	0%
Expected volatility	137.99 – 351.37%

A summary of the Company's stock options and warrants as of January 31, 2017, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2016	1,068,333	$1.56
Granted	300,000	$0.58
Exercised	(68,333)	$0.60
Forfeited or expired	-	$-

Outstanding and exercisable at January 31, 2017	1,300,000	$1.39	1.32	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.005 as of January 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

The Company and a warrant holder ("Holder") entered into a Warrant Settlement Agreement on August 9, 2016 whereby the Holder exercised 68,333 shares in exchange for a cash payment by the Company of $50,000 and the issuance by the Company of 300,000 of its common shares, valued at $38,400.  The total obligation of $88,400 has been recorded as a reduction of additional paid-in capital.

9. Contingencies and Commitments

The Company has the following material commitments as of January 31, 2017:

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

d)
Administration and Management Agreement of PSSI signed January 12, 2017 with RAB Investments AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 3,000,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

e)
Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 500,000 common shares of PSSI.

f)
Business Development and Consulting Agreement of PSSI signed January 15, 2017 with WSMG Advisors, Inc., for finder's fees of 10% of funding raised for PSSI and the issuance of 1,500,000 common shares of PSSI.

10. Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business."  The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update are to be applied prospectively on or after the effective date.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

11. Supplemental Statement of Cash Flows Information

During the nine months ended January 31, 2017 and 2016, the Company paid $165,317 and $67,514 for interest.

During the nine months ended January 31, 2017 and 2016, the Company paid no amounts for income taxes.

During the nine months ended January 31, 2017, the Company had the following non-cash investing and financing activities:

In debt conversions, increased common stock by $370, increased additional paid-in capital by $342,851, decreased convertible notes payable by $92,605, decreased accrued interest and fees payable by $11,644, decreased debt discount by $39,837 and decreased derivative liabilities by $67,826.

Increased accounts payable and debt discount by $14,311.

Increased debt discount and additional paid-in capital by $52,136 for beneficial conversion feature of new convertible notes payable.

Increased debt discount and decreased prepaid expenses by $16,294.

Increased debt discount and derivative liability by $147,189.

Increased common stock by $413 and additional paid-in capital by $373,273 and decreased accrued interest and fees payable by $24,636 and accrued license agreement payments by $353,600.

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

Increased preferred stock by $11, increased additional paid-in capital by $54,921, decreased notes payable – related parties by $45,230 and decreased accrued interest payable – related parties by $9,702.

Increased preferred stock by $76, increased additional paid-in capital by $381,841 and decreased payables – related parties by $381,841.

Increased non-controlling interest and decreased payables – related parties by $9,835.

Increased common stock by $56, increased additional paid-in capital by $56,044 and decreased payables – related parties by $56,100.

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

12. Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after January 31, 2017 that would have a material impact on the Company's financial results or require disclosure.

Issuances of Common Shares

Subsequent to January 31, 2017 the Company issued a total of 10,761,435 shares of its common stock in conversion of convertible notes principal totaling $19,156.

Subsequent to January 31, 2017, the Company received additional debt funding from current lenders totaling $15,000.

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

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah.  The Company merged its wholly-owned subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon"), into PSSI, with PSSI the surviving entity.  As discussed below, the Company transferred its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company, as discussed below, in exchange for a controlling interest in PSSI.

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a privately held Colorado company ("DTC"), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  Subsequently, the Company and DTC mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the "Rescission Agreement"), dated October 17, 2016.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 4,000,000 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $25,000 for the remaining obligation in its consolidated balance sheet as of January 31, 2017.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

On January 15, 2017, the Company transferred the License Agreement to PSSI in exchange for 15,000,000 common shares of PSSI, or 65.38% ownership.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

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
Our website address is http://www.defensetechnologiesintl.com.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2017, the Company has no revenues, has accumulated losses of $4,782,275 and total stockholders' deficit of $1,410,546 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during calendar year 2017 by issuing debt and equity securities and by the continued support of its related parties.  Immediate plans include raising the necessary capital to continue the development of the defense, detection and protection technology and conduct all sales and marketing activities in PSSI.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations and to successfully develop and market its defense, detection and protection security products.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and nine months ended January 31, 2017 and 2016.

Our general and administrative expenses increased $28,373 to $192,337 in the three months ended January 31, 2017 from $163,964 in the three months ended January 31, 2016, and increased $879,558 to $1,160,683 in the nine months ended January 31, 2017 from $281,125 in the nine months ended January 31, 2016.  The increases are due primarily to an increase in stock based compensation, including shares issued to our new President and to a Director, and the issuance of shares to investor relations consultants.  We also incurred an increase in professional fees and costs associated with the rescinded agreement with DTC, the new Definitive Agreement with CCS and the formation of PSSI.

Exploration costs were $0 in the three months ended January 31, 2017 compared to $1,763 in the three months ended January 31, 2016, and were $1,452 in the nine months ended January 31, 2017 compared to $5,138 in the nine months ended January 31, 2016.  The exploration costs for all periods consisted of State of Nevada annual claims maintenance fees and the costs of re-staking the Nevada mineral claims.

Our interest expense increased to $117,280 in the three months ended January 31, 2017 from $19,461 in the three months ended January 31, 2016, and increased to $555,641 in the nine months ended January 31, 2017 from $109,881 in the nine months ended January 31, 2016.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $238,802 and $47,257 for the three months ended January 31, 2017 and 2016, respectively.  We recognized a gain on derivative liability of $1,084,350 in the nine months ended January 31, 2017 and a loss on derivative liability of $192,198 in the nine months ended January 31, 2016.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $48,429 in the three months ended January 31, 2017 and $359,618 and $155,459 in the nine months ended January 31, 2017 and 2016, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.

As a result, we recognized a net loss of $499,990 and $232,445 in the three months ended January 31, 2017 and 2016, respectively, and a net loss of $273,808, and $432,883 in the nine months ended January 31, 2017 and 2016, respectively.

Because we own 65.38% of PSSI as of January 31, 2017, we include 65.38% of the net loss of PSSI in our consolidated net loss and have reported non-controlling interest of 34.62% of the net loss of PSSI, or $3,313, for the three months and nine months ended January 31, 2017.

Liquidity and Capital Resources

At January 31, 2017, we had total current assets of $1,136, including cash of $136 and prepaid expenses of $1,000, and total current liabilities of $1,790,282, resulting in a working capital deficit of $1,789,146.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $510,893 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of January 31, 2017 is comprised of amounts due to related parties: accrued interest payable – related parties of $12,957; convertible notes payable – related parties of $57,050; notes payable – related parties of $34,426; and payables – related parties of $243,628.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At January 31, 2017, we had total convertible notes payable of $581,532, net of discount of $95,816.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to eleven convertible notes payable, we received total cash proceeds of $477,940 during the nine months ended January 31, 2017.  These new short-term notes, which have a total principal balance of $512,940 at January 31, 2017 (including $20,000 total original interest discount), bear interest at annual rates ranging from 6% to 12% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

From proceeds from the new convertible notes payable, we repaid $132,894 in principal of convertible notes payable and further extinguished $92,605 in principal through conversion of convertible notes payable to common stock.

We also repaid $45,230 in principal of notes payable – related parties and $381,841 in payables – related party through the issuance of preferred stock, and repaid $56,100 in payables – related parties through the issuance of common stock.

During the nine months ended January 31, 2017, net cash used in operating activities was $331,433, as a result of our net loss of $270,495, non-controlling interest in net loss of consolidated subsidiary of $3,313 and non-cash gains totaling $1,443,968, partially offset by non-cash expenses totaling $1,172,286, decrease in prepaid expenses of $875, increases in accounts payable of $72,315, accrued interest and fees payable of $10,109, accrued interest payable – related parties of $4,813 and payables – related parties of $125,945.

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

During the nine months ended January 31, 2017, we had no net cash provided by or used in investing activities.  During the nine months ended January 31, 2016, we had net cash used in investing activities of $2,100, comprised of an increase in advances receivable.

During the nine months ended January 31, 2017, net cash provided by financing activities was $331,546, comprised of proceeds from convertible notes payable of $477,940, partially offset by repayment of convertible notes payable of $132,894 and payment of debt issuance costs of $13,500.

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

As of January 31, 2017, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Critical Accounting Policies

See notes to our condensed consolidated financial statements for a discussion of our accounting policies.  The following is a summary of those critical accounting policies that require significant estimates and management judgment.

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

Derivative Liabilities

We have identified the conversion features of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives associated with our convertible notes payable using the Black-Scholes pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, additional paid-in capital and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, variable conversion prices based on market prices as defined in the respective agreements and probabilities of certain outcomes based on management projections.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2017, the Company issued a total of 7,242,457 unregistered shares of its common stock: 4,000,000 shares for a license agreement valued at $353,600; 561,000 shares in payment of payables – related parties of $56,100, 110,000 shares in payment of accounts payable of $14,311; 1,871,457 shares in conversion of convertible notes payable principal of $20,000 and accrued interest payable of $25,946 and 700,000 shares for services valued at $21,770.  The securities were issued in a private transaction to a related party pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

This item is not applicable.

Item 4.  Mine Safety Disclosure

This item is not applicable.

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

21.1	Subsidiaries

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101 INS*	XBRL Instance Document

101SCH*	XBRL Taxonomy Extension Schema

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase

101 DEF*	XBRL Taxonomy Extension Definition Linkbase

101 LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 22, 2017	By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer