Form 10-K
period 2017-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2017-08-14
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2017

   [    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147
(Address of principal executive offices)   (Zip Code)

Registrant’s telephone number, including area code:   (800) 520-9485

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of October 31, 2016, the last business day of the registrant’s most recently completed second quarter, was $1,386,469.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of October 31, 2016 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of August 14, 2017 was 199,365,345.

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part IV, Item 15.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “DTII” and the “Company” refer to Defense Technologies International Corp.

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART  I

Item 1.  Business

Defense Technologies International Corp. (the “Company”) was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name from Canyon Gold Corp. to Defense Technologies International Corp. to more fully represent the Company’s expansion goals into the advanced technology sector.

Our principal executive office is located at 4730 South Fort Apache Road, Suite 300, Las Vegas, Nevada 89147, telephone (1-800) 520-9485.  Additional office space is subleased from EMAC Handels AG (“EMAC’), a related party, at 641 West 3rd Street, North Vancouver BC, Canada.

Our website address is http://www.defensetechnologiesintl.com.

Development of Scanner Technology Business

Defense Technologies International Corp. (the “Company”) plans to bring defense detection and protection products to market intended to improve security for military personnel, schools and other public facilities.

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a privately held Colorado company (“DTC”), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  Subsequently, the Company and DTC mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”), dated October 17, 2016.

In connection with the Rescission Agreement with the Company, DTC rescinded its agreement with the inventor and developer of the technology and assets that were subject to the original agreement between the Company and DTC.  On October 19, 2016, the Company entered into a new Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS’s technology with 4,000,000 shares of the Company’s common stock.  Additionally, CCS will be entitled to receive 250,000 shares of the Company’s common stock upon completed sales of 1,000 passive scanner units based on the CCS technology.

The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  An initial payment of $5,000 was paid to CCS plus ongoing hourly compensation for services provided.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 4,000,000 shares of the Company’s common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company’s common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $25,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2017.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

Effective January 12, 2017, Passive Security Scan, Inc. (“PSSI”) was incorporated in the state of Utah as a wholly owned subsidiary.  The Company merged its wholly-owned subsidiary, Long Canyon Gold Resources Corp. (“Long Canyon”), into PSSI, with PSSI the surviving entity.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 65.38% of PSSI with 34.62% acquired by several individuals and entities.  With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

The security products licensed from CCS and to be developed by the Company are designed for personal and collateral protection.  The proposed detection technology is intended to provide passive security scanning units for either walk-through or hand-held use to improve security for schools and other public facilities.  The units use electromagnets and do not emit anything (such as x-rays) through the subject.  The Company, in consultation with CCS, recently completed a prototype with optional “Digital Imaging” which will give the user of the scanner the ability to recall the entire traffic passing through the scanner at any time thereafter.  The prototype scanner unit has successfully passed lab testing and is ready for deployment and demonstration.

Competition

We believe we have the only known passive scanner technology based on earth magnetic technology that does not cause any harm to the subject passing through the scanner.  Our scanners are therefore uniquely suited for school systems and other public venues.  Our competitors’ technology is based on X-Ray, microwave or radio signals, all of which are harmful over time.  We believe this provides an advantage to our scanners over those developed by our competition.

Sales and Marketing

Through a contract representative, we have made contact with several schools that have expressed interest in having the Passive Security Scan Unit presented at the school for demonstration and evaluation.  Furthermore, as funding permits, we plan to install a demonstration unit in every state free of charge via the state’s Governor’s Office. We expect major exposure through this program.

We will also plan to announce the availability of distributorships.  A distributor will get a 20% discount on Gross Sales, but is required to purchase a minimum of 25 units at time of signing for a distributorship.  General referrals will earn a 10% discount.

With the completion of requisite funding, we expect to place the first units during September 2017 and commence a major marketing campaign at the same time.  We believe that we will start production and sales within the coming three months.

With the start of initial sales, we believe that we will be able to raise major funding through more conventional sources for our production.

Trademarks and Copyrights

We acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.  CCS currently owns 3 patents and 2 patents pending related to the technology.

Employees

We presently do not have any employees and do not anticipate adding employees until our business operations and financial resources so warrant. The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  The management of our Company is provided through a series of service agreements with our officers and directors and key consultants.

Facilities

We presently rent office facilities in Las Vegas, Nevada that serve as our principal executive offices.  The facilities are rented on a month-to-month basis on terms of $497 per month.  Additional office space is subleased from EMAC, a related party, in North Vancouver BC, Canada on a month-to-month basis at $250 per month.

Employee Stock Plan

We have not adopted any kind of stock or stock option plan for employees at this time.

Industry Segments

No information is presented regarding industry segments.  We are presently an emerging company seeking business opportunities in one segment, the defense, detection and protection products industry.

Item 1A. Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.  Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.  Properties.

We do not presently own any property.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings to which the Company or its subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.  Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2017.

Fiscal year ended April 30, 2017

	High	Low

First Quarter	$0.46	$0.05
Second Quarter	$0.21	$0.082
Third Quarter	$0.15	$0.005
Fourth Quarter	$0.0398	$0.0007

Fiscal year ended April 30, 2016

	High	Low

First Quarter	$0.195	$0.02
Second Quarter	$0.42	$0.02
Third Quarter	$0.54	$0.22
Fourth Quarter	$0.45	$0.031

As of August 11, 2017, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Secondary trading of our shares may be subject to certain state imposed restrictions.  Except for the OTCQB, we have no immediate plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future.  Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock” rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

All of our outstanding common shares were issued in private transactions and considered restricted securities, except for those shares included in our July 2017 and November 2011 registration statement.  Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted or non-restricted (control) shares. Rule 144 was amended, effective February 15, 2008.

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

Because the Company was previously classified as a “shell” company, stockholders holding restricted shares of common stock would not be able to rely on Rule 144 until one year after we ceased to be a shell company and filed with the SEC adequate information that we are no longer a shell company.  The information included in our registration statement dated July 2017 is considered adequate information and, accordingly, our stockholders, both affiliates and non-affiliates, became eligible to use Rule 144 after one year from the initial filing of the registration statement.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

The following presents equity compensation plan information as of April 30, 2017.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders (1)	1,300,000	$1.385	-0-

Total	1,300,000	$1.385	-0-

(1) Consists of options to purchase a total of 1,000,000 common shares and warrants to purchase 300,000 common shares.

Item 6.  Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

The consolidated financial statements included in this annual report include the financial statements of the Company and those of Passive Security Scan, Inc. (“PSSI”), a consolidated subsidiary

Effective January 12, 2017, PSSI was incorporated in the state of Utah as a wholly owned subsidiary.  The Company merged its wholly owned subsidiary, Long Canyon Gold Resources Corp. (“Long Canyon”), into PSSI, with PSSI the surviving entity.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 65.38% of PSSI with 34.62% acquired by several individuals and entities.  With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expect,” “intend,” “plan,” anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Through April 30, 2017, the Company has no revenues, has accumulated losses of $6,586,401 since inception on June 19, 2008 and had a working capital deficit of $2,277,601 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2018 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.  In addition, the Company does not have a sufficient number of authorized shares to allow for conversion of all outstanding convertible debt and convertible preferred stock, and will need to restructure its equity to allow for further convertible debt or equity financing.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the years ended April 30, 2017 and 2016.

Our general and administrative expenses increased $853,063 to $1,329,899 in the year ended April 30, 2017 from $476,836 in the year ended April 30, 2016.  The increases are due primarily to an increase in stock based compensation, including shares issued to our new President and to a Director, and the issuance of shares to investor relations consultants.  We also incurred an increase in professional and consulting fees and costs associated with the rescinded agreement with DTC, the new Definitive Agreement with CCS and the formation of PSSI.

Exploration costs were $1,452 in the year ended April 30, 2017 compared to $2,200 in the year ended April 30, 2016.  The exploration costs for all periods consisted of annual claims maintenance fees and the costs of re-staking the Nevada mineral claims.  We abandoned the claims in fiscal year 2016.

We were unable to renew our mineral lease claims prior to April 30, 2016, and the $37,820 cost basis was expensed as abandoned mineral claims in the year ended April 30, 2016. With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.

Our interest expense increased to $762,203 in the year ended April 30, 2017 from $224,998 in the year ended April 30, 2016.  The increase in interest expense is due primarily to new interest-bearing debt issued to institutional investors, default interest rate increases, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $412,372 and $2,104,872 in the years ended April 30, 2017 and 2016, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $420,203 and $122,222 in the years ended April 30, 2017 and 2016, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.  This gain will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material.

As a result, we recognized a loss before the non-controlling interest of $2,085,723 and $2,724,504 in the years ended April 30, 2017 and 2016, respectively.

Because we own 65.38% of PSSI as of April 30, 2017, we include 65.38% of the net loss of PSSI for the year ended April 30, 2017 in our consolidated net loss and have reported non-controlling interest of 34.62% of the net loss of PSSI, or $11,102, for the year ended April 30, 2017.

Liquidity and Capital Resources

At April 30, 2017, we had total current assets of $193, consisting of cash, and total current liabilities of $2,277,794, resulting in a working capital deficit of $2,277,601.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $823,452 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2017 is comprised of amounts due to related parties: accrued interest payable – related parties of $13,953; convertible notes payable – related parties of $57,050; notes payable – related parties of $34,426; and payables – related parties of $334,753.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.  Subsequent to April 30, 2017, we extinguished a substantial portion of our related party liabilities through the issuance of shares of our Class A preferred stock.

At April 30, 2017, we had total convertible notes payable of $633,183, before a discount of $38,411.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.  Currently, the Company does not have a sufficient number of authorized common shares to allow for conversion of all outstanding convertible debt and convertible preferred stock, and will need to restructure its equity to allow for further conversions of convertible debt.

Pursuant to sixteen convertible notes payable, we received total net cash proceeds of $579,777 during the year ended April 30, 2017.  These new short-term notes, which have a total principal balance of $470,533 at April 30, 2017, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

From proceeds from the new convertible notes payable, we repaid $228,345 in principal of convertible notes payable and further extinguished $176,349 in principal through conversion of convertible notes payable to common stock.

We also repaid $45,230 in principal of notes payable – related parties, $9,702 in accrued interest payable – related parties and $381,841 in payables – related party through the issuance of preferred stock, and repaid $56,100 in payables – related parties through the issuance of common stock.

During the year ended April 30, 2017, net cash used in operating activities was $351,262, as a result of our loss before non-controlling interest of $2,085,723 and non-cash gain on extinguishment of debt of $420,203, partially offset by non-cash expenses totaling $1,776,019, decrease in prepaid expenses of $1,875, and increases in accounts payable of $105,534, accrued interest and fees payable of $48,357, accrued interest payable – related parties of $5,809 and payables – related parties of $217,070.

During the year ended April 30, 2016, net cash used in operating activities was $115,174, as a result of our loss before non-controlling interest of $2,724,504, gain on extinguishment of debt of $122,222, and increase in prepaid expenses of $12,311, partially offset by non-cash expenses totaling $2,460,783, and increases in accounts payable of $40,863, accrued interest and fees payable of $39,233, accrued interest payable – related parties of $6,703, and payables – related parties of $196,281.

During the years ended April 30, 2017 and 2016, we had no net cash provided by or used in investing activities.

During the year ended April 30, 2017, net cash provided by financing activities was $351,432, comprised of net proceeds from convertible notes payable of $579,777, partially offset by repayment of convertible notes payable of $228,345.

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

As of April 30, 2017, we did not have sufficient cash to fund our operations for the next twelve months.

We believe a related party and other lenders will provide sufficient funds to carry on general operations in the near term and fund DTII’s production and sales.  We expect to raise additional funds from the sale of securities, stockholder loans and convertible debt.  However, we may not be successful in our efforts to obtain financing to carry out our business plan.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which is intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a “best efforts basis,” with a first tranche of $25,000 to be completed during August 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.

No funding has been provided as of the date hereof and there is no assurance that funds will be provided by the anticipated initial first tranche during August 2017, or thereafter.  The Company does not intend to file a registration statement for the convertible notes or any shares of the Company’s common stock to be issued upon conversion of the notes. Any securities issued pursuant to the Funding Agreement or conversion of the notes will be considered restricted securities.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $3,432,000 as of April 30, 2017.  This loss carry forward may be offset against future taxable income through the year 2038.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2017 and 2016 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, derivative liabilities, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2017. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative Liabilities

We have identified the conversion features of certain of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives using the Black-Scholes pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

Level 1:  applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3:  applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of April 30, 2017 and 2016, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2017 and 2016:

2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$823,452	$-	$-	$823,452
Convertible notes payable, net	594,772	-	-	594,772

Total liabilities measured at fair value	$1,418,224	$-	$-	$1,418,224

2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,081,931	$-	$-	$2,081,931
Convertible notes payable, net	63,486	-	-	63,486

Total liabilities measured at fair value	$2,145,417	$-	$-	$2,145,417

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

Recent Accounting Pronouncements

See Note 11 to our consolidated financial statements included in this Annual Report for disclosure of recent accounting pronouncement.

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

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements filed with this report are presented beginning on page F-1, immediately following the signature page.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosures and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that our internal control over financial reporting was not effective as of April 30, 2017.

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

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, management has concluded that there has been no significant change in our internal control over financial reporting during the fiscal year ended April 30, 2017 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	63	President, CEO, Secretary, Interim CFO
and Director

Charles C. Hooper	69	Director

On April 30, 2016, the Board of Directors appointed Merrill W. Moses to replace Stephen M. Studdert as a director, President, CEO, acting CFO and Secretary of the Company.

On May 20, 2016, the Board of Directors appointed Charles C. Hooper to replace Frank Thorwald as a director.

All directors serve for a one-year term until their successors are elected or they are re-elected at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors and are currently compensated pursuant to service agreements.

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

Charles C. Hooper has a background in Mineral Exploration and Mining and currently is the owner of Old Town Financial in La Jolla, California, a designer, financier and developer of commercial buildings and other real estate projects. Previously, he was a missile guidance engineer designing and building missile guidance systems for the U.S. Army. Mr. Hooper also served as an officer in the U.S. Navy during the Vietnam war. He is a graduate systems engineer from the University of California at Los Angeles and holds a Master of Science Degree in Management.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year fiscal 2017.

Code of Ethics

We have adopted a corporate code of ethics that applies to our executive officers, including senior financial officers, CEO and CFO.  We believe that our code of ethics is reasonable designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; and insure prompt internal reporting of code violations. A copy of our code of ethics is filed herewith as Exhibit 14.1.

Item 11. Executive Compensation.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We currently have no employees and do not pay any salaries.  Compensation for our officers and directors is generally established through a written Service Agreement.

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2017, 2016 and 2015.

Name and Principal Position	Year Ended April 30,	Salary		Bonus		All Other Consideration		Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)	2015 2016 2017	$ $ $	- - -	$ $ $	- - -	$ $ $	- - 260,750	$ $ $	- - 260,750
Charles Cortland Hooper, Director (2)	2015 2016 2017	$ $ $	- - -	$ $ $	- - -	$ $ $	- - 167,500	$ $ $	- - 167,500
Stephen M. Studdert, Former President, CEO, Secretary, Interim CFO and Director (3)	2015 2016 2017	$ $ $	- - -	$ $ $	- - -	$ $ $	30,000 30,000 -	$ $ $	30,000 30,000 -
Delbert G. Blewett, former President, CEO, Secretary, Interim CFO and Director (4)	2015 2016 2017	$ $ $	- - -	$ $ $	- - -	$ $ $	15,000 - -	$ $ $	15,000 - -
Frank Thorwald, former Director (3)	2015 2016 2017	$ $ $	- - -	$ $ $	- - -	$ $ $	- 116,020 -	$ $ $	- 116,020 -

(1) Mr. Moses' compensation for the fiscal year ended April 30, 2017 includes $90,000 accrued as a payable to Mr. Moses and a total of 700,000 common shares of the Company issued to Mr. Moses valued at $162,750 based on the market price on the date of issuance.  The compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016, including the issuance of 700,000 shares of the Company's common stock and monthly compensation of $7,500.  As of April 30, 2017, $90,000 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. ("PSSI"), compensation of $7,500 was accrued and payable to Mr. Moses and 500,000 common shares of PSSI valued at $500 were issued to Mr. Moses.

(2) Mr. Hooper's compensation for the fiscal year ended April 30, 2017 includes $55,000 accrued as a payable to Mr. Hooper and a total of 250,000 common shares of the Company issued to Mr. Hooper valued at $112,500 based on the market price on the date of issuance.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016, including the issuance of 250,000 shares of the Company's common stock and monthly compensation of $5,000.  As of April 30, 2017, $55,000 was payable to Mr. Hooper.

(3) On April 30, 2016, Mr. Studdert resigned as a director, President, CEO, acting CFO and Secretary of the Company.  Mr. Studdert’s compensation for fiscal years ended April 30, 2015 and 2016 includes $30,000 in each year for services as President and CEO.  All such services were accrued as a payable to Mr. Studdert pursuant to a Service Agreement dated April 30, 2011 and terminated effective April 30, 2016.  As of April 30, 2017, $42,500 was payable to Mr. Studdert.

(4) Mr. Blewett’s compensation for the fiscal year ended April 30, 2015 includes $15,000 to serve as our President and CEO.  As of April 30, 2017, $20,792 was payable to the estate of Mr. Blewett.  Mr. Blewett passed away in October 2014.

(5) Mr. Thorwald’s compensation for serving as a director in the fiscal year ended April 30, 2016 includes $20,000 accrued as a payable to Mr. Thorwald and a total of 250,000 common shares of the Company issued to Mr. Thorward valued at $91,250 based on the market price on the date of issuance.  As of April 30, 2017, $20,000 was payable to Mr. Thorwald.

During each of the fiscal years ended April 30, 2015, 2016 and 2017, we accrued accounts payable for services rendered by EMAC in the amount of $60,000 pursuant to an Administration Agreement.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2017 was $22,793.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of August 11, 2017 with respect to the beneficial ownership of our common stock and based on 231,619,035 total shares: 199,365,345 common shares outstanding and a total of 32,253,690 convertible preferred stock common share equivalents:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent (2)

Directors and Executive Officers: Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	700,000	0.30%
Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	250,000	0.10%
5% Beneficial Owners: EMAC Handels AG(3) Schuetzenstr. 22 Pfaeffikon,Switzerland	13,100,550	6.30%
Velania Treuhand AG(4) Churerstr. 106 Pfaeffikon, Switzerland	13,737,550	5.90%

All directors and executive officers as a group (2 person)	950,000	0.40%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.
(2)	Percentage ownership is based on 231,619,035 total shares: 199,365,345 common shares outstanding and a total of 32,253,690 convertible preferred stock common share equivalents.
(3)
EMAC Handels AG is a Swiss company that is owned and controlled by Reinhard Hiestand. Of the total amount shown, 60,000 shares of common stock are held in the name of Reinhard Hiestand, 6,750 shares of common stock are held in the name of EMAC Handels AG and 1,520,000 and 13,093,800 shares represent unissued shares of common stock that may be issued upon the conversion of certain DTII preferred stock held by Reinhard Hiestand and EMAC Handels AG, respectively.

(4)
Velania Treuhand AG is a Swiss company that is owned and controlled by Reinhard Hiestand. The 13,737,550 shares shown represent unissued shares of common stock that may be issued upon the conversion of certain DTII preferred stock held by Velania Treuhand AG.

As of August 11, 2017, there were no owners of record who held greater than 5% of our outstanding common stock, except for those persons depicted above who might achieve 5% by converting preferred shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals’ immediate family.

During the years ended April 30, 2017 and 2016, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with a EMAC Handles AG (“EMAC”) executed on March 15, 2011 and renewed on May 1, 2014.  We also incurred consulting fees in fiscal year 2017 of $15,200 to Reinhard Hiestand, a shareholder and affiliate of EMAC.

During the year ended April 30, 2017, management and administrative services were compensated by PSSI pursuant to: a Service Agreement between PSSI and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated January 12, 2017 and effective February 1, 2017; and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a major shareholder of PSSI.
.
The fees are based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with the Company’s common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

As of April 30, 2017, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$22,793
RAB	18,468
Merrill Moses, President, CEO, Secretary, acting CFO & director	97,500
Charles Hooper, director	55,000
Reinhard Hiestand, shareholder	15,200
Stephen Studdert, Former President & CEO	42,500
Delbert Blewett, Former President & CEO	20,792
Frank Thorwald, Former Director	25,000
Harold Schneider, Former CFO	32,500
Alexander Burton, Former Advisory Board Member	5,000

$334,753

Convertible notes payable – related parties consisted of the following at April 30, 2017:

Note payable to EMAC, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000
Note payable to Velania Treuhand AG, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050

$57,050

Notes payable – related parties are currently in default and consisted of the following at April 30, 2017:

Note payable to EMAC, with interest at 6% per annum, due September 15, 2013	$24,656
Note payable to EMAC, with interest at 6% per annum, due March 8, 2014	7,500
Note payable to EMAC, with interest at 6% per annum, due December 5, 2013	2,270

$34,426

Accrued interest payable – related parties was $13,953 at April 30, 2017.

During the year ended April 30, 2017, 873,545 shares of our preferred stock were issued to related parties in payment of $381,841 payables – related parties, $45,229 notes payable – related parties and $9,703 accrued interest payable – related parties.

During the year ended April 30, 2017, 950,000 shares of our common stock valued at $275,250 were issued to our directors for directors’ compensation.

During the year ended April 30, 2017, 561,000 shares of our common stock valued at $56,100 were issued in payment of payables – related parties.

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

Audit Fees

The aggregate fees billable to us by our auditors, Haynie & Company, for (i) services related to the audit of our annual financial statements for the years ended April 30, 2017 and 2016 included in this annual report and (ii) quarterly reviews performed for the years ended April 30, 2017 and 2016 total approximately $100,000 and $50,000, respectively.

  Audit - Related Fees

We incurred audit-related fees for the years ended April 30, 2017 and 2016 to Haynie & Company of approximately $30,000 and $0, respectively.

Tax Fees

We incurred no tax fees for the years ended April 30, 2017 and 2016 to Haynie & Company.

All Other fees

We incurred no other fees for the years ended April 30, 2017 and 2016 to Haynie & Company.

PART  IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No. Exhibit Name

3.1 (2)	Articles of Incorporation and amendments thereto

3.2 (1)	Bylaws

4.1 (2)	Instrument defining security holder rights

10.1 (3)	Administration Agreement with EMAC Handels AG

10.2	Service Agreement with Merrill W. Moses

10.3	Service Agreement with Charles Cortland Cooper

10.4	Service Agreement between Passive Security Scan, Inc. and Merrill W. Moses

10.5	Administration and Management Agreement between Passive Security Scan, Inc. and RAB Investments AG

10.6 (4)	Funding Agreement

14.1	Code of Ethics

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Labels Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

(1)	Filed as exhibit to Form S-1 filed on November 10, 2011.
(2)	Filed as exhibit to Amendment No. 1 to Form S-1 filed on March 12, 2012.
(3)	Filed as exhibit to Amendment No. 4 to Form S-1 filed on August 17, 2012.
(4)	Filed as exhibit to Form 8-K filed on July 28, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Defense Technologies International Corp.

By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Dated: August 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Merrill W. Moses	Director	August 14, 2017
Merrill W. Moses

/S/ Charles C. Hooper	Director	August 14, 2017
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Defense Technologies International Corp.

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. and subsidiary as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Defense Technologies International Corp. and subsidiary as of April 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered significant recurring losses which have resulted in an accumulated deficit.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include an adjustment that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

 /s/ Haynie & Company CPAs
Haynie & Company CPAs
Salt Lake City, Utah
August 14, 2017

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets

	April 30,
	2017	2016
ASSETS
Current assets:
Cash	$193	$23
Prepaid expenses	-	18,169
Total current assets	193	18,192

License agreement	378,600	-
Total assets	$378,793	$18,192

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$320,207	$150,362
Accrued license agreement payment	25,000	-
Accrued interest and fees payable	74,181	63,979
Accrued interest payable – related parties	13,953	17,846
Derivative liabilities	823,452	2,081,931
Convertible notes payable, net of discount	594,772	63,486
Convertible notes payable – related parties	57,050	57,050
Notes payable – related parties	34,426	79,656
Payables – related parties	334,753	565,459
Total current liabilities	2,277,794	3,079,769

Total liabilities	2,277,794	3,079,769

Commitments and contingencies

Mezzanine equity:
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized:
Series A – 1,473,545 and 600,000 shares issued and outstanding, respectively	147	60
Series B – 500,000 shares issued and outstanding, respectively	50	50
Total mezzanine equity	197	110

Stockholders’ deficit:
Common stock, $0.0001 par value; 200,000,000 shares authorized, 188,324,721 and 21,249,676 shares issued and outstanding, respectively	18,833	2,125
Additional paid-in capital	4,663,537	1,447,968
Accumulated deficit	(6,586,401)	(4,511,780)
Total	(1,904,031)	(3,061,687)
Non-controlling interest	4,833	-
Total stockholders’ deficit	(1,899,198)	(3,061,687)
Total liabilities and stockholders’ deficit	$378,793	$18,192

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative	1,329,899	476,836
Exploration costs	1,452	2,200
Abandoned mineral claims	-	37,820

Total operating expenses	1,331,351	516,856

Loss from operations	(1,331,351)	(516,856)

Other income (expense):
Interest expense	(762,203)	(224,998)
Loss on derivative liabilities	(412,372)	(2,104,872)
Gain on extinguishment of debt	420,203	122,222

Total other income (expense)	(754,372)	(2,207,648)

Loss before income taxes	(2,085,723)	(2,724,504)

Provision for income taxes	-	-

Loss before non-controlling interest	(2,085,723)	(2,724,504)

Non-controlling interest in net loss of consolidated subsidiary	11,102	-

Net loss attributed to the Company	$(2,074,621)	$(2,724,504)

Net loss per common share – basic and diluted	$(0.05)	$(0.13)

Weighted average shares outstanding – basic and diluted	41,131,618	21,099,768

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2017 and 2016

	Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, April 30, 2015	20,867,943	$2,087	$952,475	$(1,787,276)	$-	$(832,714)

Common stock issued for conversion of debt	181,748	18	33,969	-	-	33,987
Common stock issued for director fees	200,000	20	91,000	-	-	91,020
Adjustment to common shares outstanding	(15)	-	-	-	-	-
Stock-based compensation	-	-	117,221	-	-	117,221
Beneficial conversion feature of convertible debt	-	-	232,650	-	-	232,650
Warrants issued for interest expense	-	-	18,403	-	-	18,403
Imputed interest on convertible notes payable	-	-	2,250	-	-	2,250
Net loss for the year ended April 30, 2016	-	-	-	(2,724,504)	-	(2,724,504)

Balance, April 30, 2016	21,249,676	$2,125	$1,447,968	$(4,511,780)	$-	$(3,061,687)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2017 and 2016 (continued)

	Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, April 30, 2016	21,249,676	$2,125	$1,447,968	$(4,511,780)	$-	$(3,061,687)
Series A preferred stock issued in payment of related party debt	-	-	436,686	-	-	436,686
Common stock issued for conversion of debt	158,207,545	15,821	1,650,297	-	-	1,666,118
Common stock issued for payables – related parties	561,000	56	56,044	-	-	56,100
Common stock issued for services	3,330,000	333	591,547	-	-	591,880
Common stock issued for accrued expenses	4,126,500	413	373,273	-	-	373,686
Common stock issued for debt discount	550,000	55	79,945	-	-	80,000
Stock-based compensation	-	-	9,056			9,056
Warrant settlement liability	-	-	(50,000)	-	-	(50,000)
Common stock issued for warrant settlement	300,000	30	(30)	-	-	-
Beneficial conversion feature of convertible debt	-	-	52,136	-	-	52,136
Warrants issued for debt discount	-	-	14,365	-	-	14,365
Imputed interest on convertible notes payable	-	-	2,250	-	-	2,250
Services and accrued expenses for non-controlling interest	-	-	-	-	15,935	15,935
Net loss	-	-	-	(2,074,621)	(11,102)	(2,085,723)

Balance, April 30, 2017	188,324,721	$18,833	$4,663,537	$(6,586,401)	$4,833	$(1,899,198)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2017	2016

Cash flows from operating activities:
Net Loss	$(2,085,723)	$(2,724,504)
Adjustments to reconcile loss before non-controlling interest to net cash used in operating activities:
Common stock issued for services	591,880	91,020
Non-controlling interest for services	6,100	-
Imputed interest on convertible notes payable	2,250	2,250
Amortization of debt discount to interest expense	671,431	89,197
Loan penalties added to debt principal	75,450	-
Loss on derivative liabilities	412,372	2,104,872
Gain on extinguishment of debt	(420,203)	(122,222)
Stock-based compensation	9,056	117,221
Warrants issued for interest expense	-	18,403
Abandoned mineral claims	-	37,820
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,875	(12,311)
Increase in accounts payable	113,014	40,863
Increase in accrued interest and fees payable	48,357	39,233
Increase in accrued interest payable – related parties	5,809	6,703
Increase in payables – related parties	217,070	196,281

Net cash used in operating activities	(351,262)	(115,174)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from convertible notes payable	593,277	159,000
Debt issuance costs	(13,500)	-
Payments on convertible notes payable	(228,345)	(43,986)

Net cash provided by financing activities	351,432	115,014

Net increase (decrease) in cash	170	(160)

Cash at beginning of the year	23	183

Cash at end of the year	$193	$23

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended April 30, 2017 and 2016

1. Nature of Operations and Continuation of Business

Defense Technologies International Corp. (the “Company “) was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company’s expansion goals into the advanced technology sector.

Effective January 12, 2017, Passive Security Scan, Inc. (“PSSI”) was incorporated in the state of Utah as a wholly owned subsidiary.  The Company merged its wholly owned subsidiary, Long Canyon Gold Resources Corp. (“Long Canyon”), into PSSI, with PSSI the surviving entity.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 65.38% of PSSI with 34.62% acquired by several individuals and entities.  With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2017, the Company has no revenues, has accumulated losses of $6,586,401 since inception on June 19, 2008 and a working capital deficit of $2,277,601 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company’s capital needs during the year ending April 30, 2018 by issuing debt and equity securities and by the continued support of its related parties (see Note 5).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.  In addition, the Company does not have a sufficient number of authorized shares to allow for conversion of all outstanding convertible debt and convertible preferred stock, and will need to restructure its equity to allow for further convertible debt or equity financing.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.

(b) Consolidation and Non-Controlling Interest.

These consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Long Canyon, through January 15, 2017, and its majority-owned subsidiary, PSSI, from its formation on January 15, 2017.  All inter-company transactions and balances have been eliminated.

The non-controlling interest in PSSI, representing 7,941,436 common shares, or 34.62%, was acquired by several individuals and entities, including related parties, in exchange for services and accrued expenses totaling $15,935.

(c) Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury stock method, convertible preferred stock, and convertible debt and preferred stock, using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive.

As of April 30, 2017, convertible debt and related accrued interest payable were convertible into 226,066,477 shares of the Company’s common stock, convertible preferred stock was convertible into 19,735,450 shares of the Company’s common stock, and 1,300,000 shares of the Company’s common stock were issuable upon exercise of outstanding stock options and warrants.

As of April 30, 2016, convertible debt and related accrued interest payable were convertible into 12,730,870 shares of the Company’s common stock, convertible preferred stock was convertible into 11,000,000 shares of the Company's common stock, and 1,068,333 shares of the Company’s common stock were issuable upon exercise of outstanding stock options and warrants.

Since we had no dilutive effect of stock options, warrants or convertible debt for the years ended April 30, 2017 and 2016, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding.

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

Level 1:  applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2:  applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in markets that are not active.

Level 3:  applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

As of April 30, 2017 and 2016, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2017 and 2016:

2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$823,452	$-	$-	$823,452
Convertible notes payable, net	594,772	-	-	594,772

Total liabilities measured at fair value	$1,418,224	$-	$-	$1,418,224

2016	Total	Level 1	Level 2	Level 3

Derivative liabilities	$2,081,931	$-	$-	$2,081,931
Convertible notes payable, net	63,486	-	-	63,486

Total liabilities measured at fair value	$2,145,417	$-	$-	$2,145,417

(g) Derivative Liabilities

We have identified the conversion features of certain of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives using the Black-Scholes pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements.  These inputs are subject to significant changes from period to period and to management’s judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

(h)                Over Commitment of Shares

The number of shares issuable under convertible debt with variable exercise prices is undeterminable.  Currently, the Company does not have a sufficient number of authorized common shares to allow for conversion of all outstanding convertible debt and convertible preferred stock or exercise of stock options and warrants, and will need to restructure its equity.

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

(j) Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of three or fewer months to be cash equivalents.

(k) Exploration Costs

The Company has discontinued its mineral exploration business.  All exploration costs, including lease payments, sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

(l) Impairment of Long-Lived Assets

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

(m) Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform with the current year presentation.

3.  License Agreement

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a non-related privately held Colorado company (“DTC”), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  Subsequently, the Company and DTC mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”), dated October 17, 2016.

In connection with the Rescission Agreement with the Company, DTC rescinded its agreement with the inventor and developer of the technology and assets that were subject to the original agreement between the Company and DTC.  On October 19, 2016, the Company entered into a new Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement will be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS’s technology with 4,000,000 shares of the Company’s common stock.  Additionally, CCS will be entitled to receive 250,000 shares of the Company’s common stock upon completed sales of 1,000 passive scanner units based on the CCS technology.

The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  An initial payment of $5,000 was paid to CCS plus ongoing hourly compensation for services provided.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 for the 4,000,000 shares of the Company’s common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company’s common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $25,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2017.  The Company amortizes the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

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

Also in connection with the Amendment to the Definitive Agreement, the investors that provided funding for the development of CCS’s technology received 500,000 shares of PSSI common stock.

4.  Related Party Transactions and Balances

Payables – Related Parties

During the years ended April 30, 2017 and 2016, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.  We also incurred consulting fees in fiscal year 2017 of $15,200 to Reinhard Hiestand, a shareholder and affiliate of EMAC.

During the year ended April 30, 2017, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

The fees are based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with the Company’s or PSSI's common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On December 17, 2016, the Company issued 561,000 shares of its common stock to EMAC in payment of $56,100 of payables – related parties.

On December 31, 2016, the Company issued a total of 873,545 shares of its Series A preferred stock in payment of $381,841 of payables – related parties, $45,230 in notes payable – related parties and $9,702 in accrued interest payable – related parties.

On January 31, 2017, $9,835 of payables – related parties were extinguished by EMAC for 1,841,436 shares of PSSI.

As of April 30, 2017 and 2016, the Company had payable balances due to related parties totaling $334,753 and $565,459, respectively, which resulted from transactions with shareholders, officers and directors of the Company.  Total compensation to related parties, including stock-based compensation was $495,450 and $209,020 for the years ended April 30, 2017 and 2016, respectively.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties are currently in default and consisted of the following at April 30:

	2017	2016
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$25,000	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	32,050	32,050

	$57,050	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company’s common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2016, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

The convertible notes payable – related parties were paid in full in June 2017 through the issuance of shares of the Company’s Series B preferred stock (see Note 13).

Notes Payable – Related Parties

Notes payable – related parties are currently in default and consisted of the following at April 30:

	2017	2016
Note payable to related party, with interest at 6% per annum, due September 15, 2013	$24,656	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	7,500	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	2,270	47,500

	$34,426	$79,656

On December 31, 2016, the Company issued 109,864 shares of its Class A preferred stock to a related party in payment of $45,230 note principal and $9,702 accrued interest payable.

Accrued interest payable – related parties was $23,078 and $17,846 at April 30, 2017 and 2016, respectively.  Interest expense incurred to related parties was $8,060 and $8,952 for the years ended April 30, 2017 and 2016, respectively.

The notes payable – related parties and related accrued interest payable were paid in full in June 2017 through the issuance of shares of the Company’s Series B preferred stock (see Note 13).

5. Convertible Notes Payable

Convertible notes payable consisted of the following at:

	April 30, 2017	April 30, 2016

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	$11,000	$11,000

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	9,000	9,000

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	91,150	141,150

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	14,500	14,500

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	20,000	20,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	17,000	17,000

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	183,825	-

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	53,650	-

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	10,000	-

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	15,000	-

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	34,337	-

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	50,000	-

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	23,750	-

Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at a defined conversion price	12,500	-

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	10,931	-

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.035 per share	4,190	-

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.035 per share	17,350	-

Note payable to institutional investor, with interest at 8% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	37,000	-

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	18,000	-

Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at a defined conversion price, repaid in August 2016	-	41,000

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price, repaid in July 2016	-	55,500

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price, repaid in July 2016	-	39,000

Total	633,183	348,150

Less discount	(38,411)	(284,664)

	$594,772	$63,486

On April 30, 2016, the convertible notes payable with principal balances of $11,000, $9,000, $141,150, $14,500 and $20,000 were amended to establish a conversion price of $0.05 per share, interest at 6% retroactive to the original issuance date of the notes, and a conversion date of 90 days from demand of the lender.  The amendments were determined to be extinguishments of the prior debt and the issuance of new debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, resulting in a loss on extinguishment of debt totaling $33,237.  In addition, the Company recorded a debt discount and a beneficial conversion feature totaling $195,650 at the inception of the new debt.  On June 9, 2016, the Company issued 1,232,880 shares of its common stock in the conversion of $50,000 principal of the $141,150 note and accrued interest payable of $11,644.

On March 10, 2016, the Company entered into a convertible promissory note for $17,000, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the “July 2016 SPA”, the Company entered into a Senior Secured Convertible Promissory Note (the “July 2016 Note”)with an institutional investor for $189,000, with net proceeds to the Company of $175,000.  The note bears interest at an annual rate of 8% (15% in the event of default), matures on January 17, 2017 and was convertible into common shares of the Company after six months at a fixed conversion price of $0.25 per share.  In the event of default, the conversion price changes to a variable price based on a defined discount to the market price of the Company’s common stock.  As of January 17, 2017, the Company was in default on this note and a penalty of $50,000 was added to the note principal.  In a series of conversions during January through April 2017, the lender converted total principal of $55,175 into a total of 67,240,997 shares of the Company’s common stock.  As of April 30, 2017, the note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA.  In August 2017, the Company and the lender entered into a settlement agreement (see Note 13).

The Company subsequently entered into Amendments #1 through #4 to the July 2016 SPA, receiving net proceeds of $10,000 on August 1, 2016, $15,000 on March 15, 2017, $34,337 on March 20, 2017 and $50,000 on April 28, 2017.  The amendments are subject to the terms and conditions of the July 2016 SPA and the July 2016 Note.  At the inception of the convertible note, the Company, recorded total debt discount of $99,337, a derivative liability of $2,836,791 related to the conversion feature, and a loss on derivative liability of $2,737,454.

On July 31, 2016, the Company entered into a convertible promissory note for $53,650, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company’s common stock at $0.10 per share.

On August 1, 2016, the Company entered into a convertible promissory note for $23,750, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company’s common stock at $0.10 per share.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $64,942 related to the conversion feature, and a loss on derivative liability of $42,442.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.  On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  The note is currently in default.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on August 3, 2017.  The investor has the right, after the first six months of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest bid price of the Company’s common stock during the 30 trading days immediately ending on the last trading date prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company paid debt issuance costs of $25,500, including 150,000 shares of its common stock valued at $24,000, and recorded a debt discount of $37,000, including an original issue discount of $5,000, a derivative liability of $173,227 related to the conversion feature, and a loss on derivative liability of $166,727.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.  In a series of conversions during February through April 2017, the lender converted total principal of $26,069 into a total of 87,515,449 shares of the Company’s common stock.

On November 1, 2016, the Company entered into a convertible promissory note for $4,190, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company’s common stock at $0.10 per share.

On December 15, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on September 30, 2017.  The investor has the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading price of the Company’s common stock during the 15 trading days prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $35,000, a derivative liability of $96,039 related to the conversion feature, and a loss on derivative liability of $61,039.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On January 31, 2017, the Company entered into a convertible promissory note for $17,350, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company’s common stock at $0.035 per share.

On March 20, 2017, the Company entered into a convertible promissory note with an institutional investor for $18,000, which bears interest at an annual rate of 8% and matures on March 20, 2018.  The investor has the right, after the first six months of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest bid price of the Company’s common stock during the 20 trading days immediately ending on the last trading date prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $18,000, including an original issue discount of $2,000, a derivative liability of $1,285,720 related to the conversion feature, and a loss on derivative liability of $1,269,720.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On November 24, 2015, the Company entered into a convertible promissory note with an institutional investor for $55,500, bearing interest at an annual rate of 8% and maturing on November 24, 2016.  At the inception of the convertible note, the Company recorded debt issuance costs of $3,000 in prepaid expenses, a debt discount of $55,500, including an original issue discount of $7,000, a derivative liability of $167,776 related to the conversion feature, and a loss on derivative liability of $119,276.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest sale price of the Company’s common stock during the 20 consecutive trading days immediately preceding the date of the conversion notice.  The note was paid in full through conversion of $15,125 into a total of 325,000 shares of the Company’s common stock in June 2016 and a cash payment of $40,375 in July 2017.

On December 31, 2015, the Company entered into a convertible promissory note with an institutional investor for $39,000, bearing interest at an annual rate of 8% and maturing on December 31, 2016.  At the inception of the convertible note, the Company recorded debt issuance costs of $4,500 in prepaid expenses, a debt discount of $39,000, including an original issue discount of $3,000, a derivative liability of $70,144 related to the conversion feature, and a loss on derivative liability of $34,144.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note. The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest trading price of the Company’s common stock during the twenty consecutive trading days immediately preceding the date of the conversion notice.  A $5,000 extension fee was added to the principal of the note in June 2016.  The note was paid in full in July 2016 through conversion of $7,480 into a total 272,000 shares of the Company’s common stock and a cash payment of $36,520.

On February 4, 2016, the Company entered into a convertible promissory note with an institutional investor for $41,000 maturing on February 4, 2017.  A one-time interest charge of 12% was payable in the event the Company did not repay the note during the first 120 days. At the inception of the convertible note, the Company recorded debt issuance costs of $2,500 in prepaid expenses, a debt discount of $41,000, including an original issue discount of $3,500, a derivative liability of $78,034 related to the conversion feature, and a loss on derivative liability of $40,534.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note. The Company also issued warrants to the investor to purchase 68,333 shares of the Company’s common stock at $0.60 per share (see Note 7).  The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 60% (representing a discount rate of 40%) of the lowest bid price of the Company’s common stock during the 60 consecutive trading days immediately preceding the date of the conversion notice.  The note was paid in full with a cash payment in July 2017.

On June 8, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, bearing interest at an annual rate of 10% and maturing on December 9, 2016.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $51,553 related to the conversion feature, and a loss on derivative liability of $29,053.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The note holder had the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker.  The Company obtained an extension of the maturity date to December 22, 2016 in exchange for the principal amount of the note increasing from $25,000 to $45,000.  In December 2016, the Company paid the lender a principal payment of $35,000 and converted $4,000 principal into 129,032 shares of the Company’s common stock.  In March 2017, the remaining principal of $6,000 plus $1,875 accrued interest payable were converted into 492,187 common shares of the Company.

On September 20, 2016, the Company entered into a convertible promissory note with an institutional investor for $35,000, bearing interest at an annual rate of 9% and maturing on June 20, 2017.  At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs comprised of an obligation to issue 110,000 shares of its common stock valued at $14,311, and recorded a debt discount of $35,000, a derivative liability of $42,432 related to the conversion feature, and a loss on derivative liability of $21,743.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The investor had the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company’s common stock during the 15 trading days prior to the conversion date.  The note principal was increased by a penalty of $12,250 and the total principal of $47,250 was paid in March 2017.

On October 27, 2016, the Company entered into a convertible promissory note with an institutional investor for $40,000, bearing interest at an annual rate of 9% and maturing on July 7, 2017.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $40,000, a derivative liability of $47,939 related to the conversion feature, and a loss on derivative liability of $7,939.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The investor had the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company’s common stock during the 15 trading days prior to the conversion date.  The note principal was increased by a penalty of $8,200 and the total principal of $48,200 was paid in March 2017.  As of April 30, 2017, an additional penalty of $5,800 was accrued, which was paid through the issuance of common stock of the Company in May 2017 (see Note 13).

During the year ended April 30, 2017, the Company issued a total of 158,207,545 shares of its common stock in the conversion of $176,349 convertible notes principal and $13,519 accrued interest payable.  During the year ended April 30, 2016, the Company issued a total of 181,748 shares of its common stock in the conversion of $10,014 convertible notes principal.

During the years ended April 30, 2017 and 2016, we had the following activity in our derivative liabilities:

Balance at April 30, 2015	$63,359

Issuance of convertible notes	122,000
Gain on derivative liability	2,104,872
Conversion of debt to shares of common stock and repayment of debt	(192,749)

Balance at April 30, 2016	2,081,931

Issuance of convertible notes	262,525
Loss on derivative liability	412,372
Conversion of debt to shares of common stock and repayment of debt	(1,933,376)

Balance at April 30, 2017	$823,452

The estimated fair value of the derivative liabilities at April 30, 2017 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.80 – 1.070%
Expected life in years	0.25 – 0.89
Dividend yield	0%
Expected volatility	514.17% - 687.46%

Accrued interest and fees payable were $74,181 and $63,979 at April 30, 2017 and 2016, respectively.

6.  Mezzanine Equity

Convertible Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated Series A and Series B preferred stock.  Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights.

During the year ended April 30, 2017, the Company issued a total of 873,545 shares of its Series A preferred stock: 763,681 shares in payment of payables – related party of $381,841 and 109,864 shares in payment of notes payable – related parties principal of $45,230 and accrued interest payable of $9,702.

The Company had 1,473,545  and 600,000 shares of Series A preferred stock outstanding as of April 30, 2017 and 2016, respectively and 500,000 shares of Series B preferred stock outstanding at April 30, 2017 and 2016.  Due to lack of authorized common shares available, the Series A and Series B preferred stock has been classified as mezzanine equity in our consolidated balance sheets.

7.  Stockholders’ Deficit

Common Stock:

The Company has 200,000,000 shares of $0.0001 par value common stock authorized.

During the year ended April 30, 2017, the Company issued a total of 167,075,045 shares of its common stock: 3,330,000 shares for services valued at $591,880; 158,207,545 shares in the conversion of  $176,349 convertible notes principal and $13,519 accrued interest payable (net of derivative liabilites, debt discounts, and gain/loss on extinguishment of debt); 561,000 shares in payment of payables – related party of $56,100; 4,126,500 shares in payment of accounts payable and accrued expenses of $373,686 (including 4,000,000 shares for the acquisition of the license agreement – Note 3); 550,000 shares valued at $80,000 for debt issuance costs; and 300,000 shares for settlement of warrants (see Note 8).

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

8.  Stock Options and Warrants

On July 18, 2016, the Company issued warrants to a lender to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.60 per share.  The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

On June 14, 2016, the Company issued warrants to a consultant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants vested upon grant and expire on June 14, 2017.  The Company estimated the grant date fair value of the warrants at $9,056 using the Black-Scholes option-pricing model and charged the amount to general and administrative expenses.

The following assumptions were used in estimating the value of the warrants issued June and July 2016:

Risk free interest rate	.55 – .68%
Expected life in years	1.0 – 2.0
Dividend yield	0%
Expected volatility	137.99 – 351.37%

On April 30, 2016, the Company issued options to a consultant to purchase a total of 1,000,000 shares of the Company’s common stock.  The options vested upon grant, expire on May 31, 2018, with 250,000 options exercisable at $1.25 per share, 250,000 options exercisable at $1.50 per share, 250,000 options exercisable at $1.75 per share and 250,000 options exercisable at $2.00 per share.  The Company estimated the grant date fair value of the options at $117,221 using the Black-Scholes option-pricing model and charged the amount to professional fees.

On February 4, 2016, the Company issued warrants to a lender to purchase 68,333 shares of the Company’s common stock at $0.60 per share.  The warrants vested upon grant and were to expire on February 4, 2021.  The Company estimated the grant date fair value of the warrants at $18,403 using the Black-Scholes option pricing model and charged the amount to interest expense.  Pursuant to a dispute regarding stock prices, the Company and the warrant holder entered into a Warrant Settlement Agreement on August 9, 2016 requiring a cash payment by the Company of $50,000, recorded as a reduction of additional paid-in capital, and the issuance by the Company of 300,000 of its common shares, recorded at par value of $30.

A summary of the Company’s stock options and warrants as of April 30, 2017, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2015	-	$-
Granted	1,068,333	$1.559
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at April 30, 2016	1,068,333	$1.559	2.26		$-
Granted	300,000	$0.583
Exercised	(68,333)	$0.600
Forfeited or expired	-			$

Outstanding and exercisable at April 30, 2017	1,300,000	$1.385	1.07		$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0039 as of April 30, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

9.  Income Taxes

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components at April 30:

	2017	2016

Deferred tax assets:
Net operating loss carryforwards	$1,349,200	$770,400
Related party accrued interest	9,000	27,900
Accrued expenses – related parties	127,100	220,500
Valuation allowance	(1,485,300)	(1,018,800)

Net deferred tax assets	$-	$-

The income tax provision (benefit) differs from the amount of income tax determined by applying U.S. Federal corporate income tax rates to pre-tax loss due to the following:

	Year Ended April 30,
	2017	2016

Book loss	$(705,400)	$(926,300)
Non deductible expenses	441,600	746,800
Gain on debt settlement	(142,900)	(41,600)
Related party accruals	(81,500)	66,700
Related party interest	(16,500)	19,700
Valuation allowance	504,700	134,700

Total	$-	$-

At April 30, 2017, the Company had net operating loss carry forwards of approximately $3,417,000 that may be offset against future taxable income through 2036.  No tax benefit has been reported in the accompanying consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company has adopted the Income Tax topic of FASB ASC 740, Accounting for Uncertainty in Income Taxes.  Included in the balance at April 30, 2017 and 2016, are no tax positions for which the ultimate deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Due to the change in ownership provisions of U.S. federal income tax laws, operating loss carryforwards are potentially subject to annual limitations.  All tax years are open to audit.

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

(b) Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada.  These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

(c) Commitments

The Company has the following commitments as of April 30, 2017:

a)
Administration Agreement with EMAC Handels AG, renewed effective May 1, 2014 for a period of three years. The agreement has not been further renewed. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 350,000 restricted common shares of the Company.  No term of the agreement is specified. The fees may be paid in cash and or with common stock.

c)
Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 350,000 restricted common shares of the Company.  No term of the agreement is specified. The fees may be paid in cash and or with common stock.

d)
Administration and Management Agreement of PSSI signed January 12, 2017 for a three-year term, with RAB Investments AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 3,000,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

e)
Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 500,000 common shares of PSSI. No term of the agreement is specified.

f)
Business Development and Consulting Agreement of PSSI signed January 15, 2017 for a twelve-month term, with WSMG Advisors, Inc., for finder’s fees of 10% of funding raised for PSSI and the issuance of 1,500,000 common shares of PSSI.

11.  Recent Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update ("ASU") 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception." Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, "Distinguishing Liabilities from Equity," because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-4, “Intangibles – Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment.”  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update are to be applied prospectively on or after the effective date.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control.” This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)".  This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. This ASU is effective for the Company in the first quarter of fiscal year 2019 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within the ASU; or (ii) retrospective with the cumulative effect of initially applying the ASU recognized at the date of initial application and providing certain additional disclosures as defined in the ASU. Early adoption in the first quarter of fiscal year 2018 is permitted.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which supersedes the lease accounting requirements in Topic 840.  This ASU requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of use asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The guidance also requires qualitative and specific quantitative disclosures to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity's leasing activities, including significant judgments and changes in judgments. This guidance is effective beginning in the first quarter of fiscal year 2020 on a modified retrospective approach. The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

Although there are several other new accounting pronouncements issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial position or results of operations.

12.  Supplemental Statement of Cash Flows Information

During the years ended April 30, 2017 and 2016, the Company paid no amounts for income taxes.

During the years ended April 30, 2017 and 2016, the Company paid $137,855 and $67,514 for interest.

During the year ended April 30, 2017, the Company had the following non-cash investing and financing activities:

Increased accounts payable and debt discount by $14,311.

In debt conversions, increased common stock by $15,821, increased additional paid-in capital by $1,650,297, decreased convertible notes payable by $176,349, decreased accrued interest and fees payable by $13,519, decreased debt discount by $48,953 and decreased derivative liabilities by $1,933,376.

Increased debt discount and additional paid-in capital by $52,136 for beneficial conversion feature of new convertible notes payable.

Increased debt discount and decreased prepaid expenses by $16,294.

Increased debt discount and derivative liability by $262,525.

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

Increased debt discount and derivative liability by $122,000.

Increased debt discount and additional paid in capital by $232,650.

13.  Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events to determine events occurring after April 30, 2017 that would have a material impact on the Company’s results or require disclosure.

Issuances of Common Stock

Subsequent to April 30, 2017, the Company issued 8,815,624 shares of its common stock in the conversion of debt of $13,890 and 14,000,000 shares for services valued at $25,200.

Issuances of Preferred Stock

Effective June 12, 2017, the Company issued 1,309,380 shares of Series A preferred stock to EMAC for consideration totaling $130,938: convertible note payable of $25,000; three notes payable totaling $34,426; accrued interest payable of $18,718; payables – related parties of $22,794 and prepayment of services of $30,000 for the months of May 2017 through October 2017.  The accrued interest payable included interest on the $25,000 convertible note payable compounded at 6% per annum retroactive to January 1, 2012, as negotiated between the parties.

Effective June 12, 2017, the Company issued 442,444 shares of Series A preferred stock to a related party lender in payment of Company indebtedness totaling $44,244: convertible note payable of $32,050; accrued interest payable of $4,694 and repayment of accounts payable of $7,500.

Effective June 12, 2017, the Company issued 152,000 shares of Series A preferred stock to a related party in repayment of accrued services of $15,200.

Business Consulting Agreement

In June 2017, the Company entered into a ninety-day Business Consulting Agreement with Mark Taggatz (“Taggatz”) for the development and commercialization of the Company’s progressive scan technology.  The Company is to pay Taggatz fees totaling $37,500, payable in common stock of the Company.  The Company issued 14,000,000 shares of its common stock in July 2017 in partial payment of this obligation.

Convertible Promissory Note

On May 25, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $56,500, with net proceeds to the Company of $52,000.  The note bears interest at an annual rate of 2%, matures on May 25, 2017 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company’s common stock during the twenty trading days prior to the conversion date.

Amendment #5 to the July 2016 SPA

On July 7, 2017, the Company entered into Amendment #5 to the July 2016 SPA, with proceeds to the Company of $25,000.  The amendment is subject to the terms and conditions of the July 2016 SPA and the July 2016 Note.  The proceeds from this loan were used to pay accounts payable of $25,000.

Cancellation of Common Shares

Effective July 5, 2017, EMAC returned 11,775,000 common shares of the Company that were previously issued in payment for certain mineral lease properties in Nevada.

Funding Agreement

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which is intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a “best efforts basis,” with a first tranche of $25,000 to be completed during August 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.  No funding has been provided as of the date of this filing and there is no assurance that funds will be provided by the anticipated initial first tranche during August 2017, or thereafter.

Waiver and Settlement Agreement

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 13,000,000 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions.

Payment to CCS

In May 2017, the Company paid $17,500 of the accrued license agreement payment to CCS.