Form 10-Q
period 2017-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2017-09-19
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _____

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]   No  [X]

As of September 19, 2017, there were 199,365,345 shares of the registrant's common stock, and 3,225,369 Series A preferred and 500,000 Series B preferred; $0.0001 par value, outstanding

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE MONTH PERIODS ENDED JULY 31, 2017 AND 2016

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets
	July 31, 2017	April 30, 2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$971	$193
Prepaid	15,000	--

Total current assets	15,971	193

Investments	378,600	378,600
Total assets	$394,571	$378,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$263,129	$320,207
Accrued licenses agreement payable	7,500	25,000
Accrued interest and fees payable	84,960	74,181
Accrued interest payable – related parties	--	13,953
Convertible notes payable, net of discount	650,136	594,772
Convertible notes payable – related parties	--	57,050
Notes payable – related parties	--	34,426
Derivative liabilities	630,757	823,452
Payables – related parties	386,061	334,753

Total current liabilities	2,022,543	2,277,794

Total liabilities	2,022,543	2,277,794

Commitments and Contingencies	--	--

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 3,225,369 and 1,473,545 shares issued and outstanding, respectively	337	147
Series B – 500,000 shares issued and outstanding, respectively	50	50
Total mezzanine equity	387	197

Common stock, $0.0001 par value; 200,000,000 shares authorized, 199,365,345, net of treasury and 188,324,721 shares issued and outstanding, respectively	19,935	18,833
Additional paid-in capital	5,016,293	4,663,537
Accumulated deficit	(6,669,420)	(6,586,401)
Total	(1,632,805)	(1,904,031)
Non-controlling interest	4,833	4,833
Total stockholders' deficit	(1,627,972)	(1,899,198)

Total liabilities and stockholders' deficit	$394,571	$378,793

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2017	2016
Expenses:
General and administrative	156,443	513,682
Research and development	-	3,277

Total expenses	156,443	516,959

Loss from operations	(156,443)	(516,959)

Other income (expense):
Interest expense	(145,589)	(303,297)
Gain (loss) on derivative liability	219,013	1,498,059
Gain on extinguishment of debt	--	121,403

Total other income (expense)	73,424	1,316,165

Income (loss) before income taxes	(83,019)	799,206

Provision for income taxes	-	-

Net income (loss) before non-controlling interest	(83,019)	799,206

Non- controlling interest in net loss of the consolidated subsidiary	--	--

Net income (loss) attributed to the Company	$(83,019)	$799,206

Net income (loss) per common share:
Basic	$(0.00)	$0.03
Diluted	$(0.00)	$0.03

Weighted average common shares outstanding:
Basic	192,421,109	23,097,363
Diluted	192,421,109	32,267,573
See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$(83,019)	$799,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	28,000	303,800
Imputed interest on convertible notes payable	-	563
Amortization of debt discount to interest expense	115,050	285,994
Debt extension penalty added to note principal	--	5,000
(Gain) loss on derivative liability	(219,013)	(1,498,059)
(Gain) on extinguishment of debt	--	(121,403)
Change in operating assets and liabilities:
Increase in inventory		(4,955)
Increase in prepaid expenses	--	(6,000)
Increase (decrease) in accounts payable	(50,500)	64,403
Increase (decrease) in accrued interest and fees payable	--	(17,578)
Increase in accrued interest payable – related parties	--	1,675
Increase in payables – related parties	113,760	13,385
Net cash provided by (used in) operating activities	(95,722)	(173,969)

Cash flows from investing activities:
Cash acquired in acquisition	--	18,409
Purchase of property and equipment	--	(356)

Net cash provided by investing activities	-	18,053

Cash flows from financing activities:
Proceeds from convertible notes payable	96,500	253,650
Repayment of convertible notes payable	--	(76,895)
Payment of debt issuance costs	--	(7,500)

Net cash provided by (used in) financing activities	96,500	169,255

Net increase (decrease) in cash	778	13,339

Cash at beginning of period	193	23
Cash at end of period	$971	$13,362

Supplement Disclosures
Interest Paid	$--	$85,057
Income tax Paid	$--	$--

Noncash financing and investing activities
Common stock issued for convertible debt	$13,890	$72,605
Common stock issued for accrued interest and fees	$--	$21,969
Preferred shares issued for conversion of debt	$190,383	$--
Common stock retired to treasury	$1,178	$--
Derivative liability on debt conversion	$121,779	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
July 31, 2017
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a privately held Colorado company ("DTC"), a developer of defense, detection and protection products to improve security for Anchor schools and other public facilities.  DTC has informed us that it is unable to complete the required audited financial statements.  Accordingly, the Company will not be able to consolidate DTC's financial statements into its audited financial statements. After a thorough review of the situation and discussions with DTC, we have mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the "Rescission Agreement"), effective October 17, 2016.

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

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 79.8% of PSSI with 20.2% acquired by several individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI
Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's fiscal year end is April 30.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended April 30, 2017 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of July 31, 2017, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2017 and 2016.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 15, 2017 to date.  All inter-company transactions and balances have been eliminated.

The non-controlling interest in PSSI, representing 7,941,436 common shares, or 20.2%, was acquired by several individuals and entities, including related parties, in exchange for services and accrued expenses totaling $15,935.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of July 31, 2017, the Company had 87,264,841 potential shares issuable under outstanding options, warrants and convertible debt. With a loss in operations for the three month period ended July 31, 2017, the additional shares were  determined to be antidilutive.

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

NOTE 2.  GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2017, the Company has no revenues, has accumulated deficit of $6,669,420 and a working capital deficit of $2,006,572 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2017 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

NOTE 3.  INVESTMENTS

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company for 15,000,000 shares of PSSI valued at $378,600 for 79.8% of PSSI. The balance of PSSI  was acquired by several individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

NOTE 4.  RELATED PARTY TRANSACTIONS

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

As of July 31, 2017 and April 30, 2017, the Company had payable balances due to related parties totaling $401,261 and $440,182, respectively, which resulted from transactions with these related parties and other significant shareholders.

During the three month period ended July 31, 2017 the Company issued 1,750,824 series A preferred shares to a related parties with a value of $175,182 for the retirement of convertible debt of $57,050, notes payable of $34,426, interest of $23,487 and payables of $37,719, accounts payable of $7,500 and prepaid of $15,000.

During the three month period ended July 31, 2017 the Company issued 152,000 shares of series A preferred to a related party for $15,200 in accounts payable.

On May 1, 2016 the Company issued 350,000 of its common shares, valued at $105,000, to its Chief Executive Officer pursuant to his Service Agreement.

NOTE 5.  CONVERTIBLE DEBT

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
On May 25, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $56,500, with net proceeds to the Company of $52,000.  The note bears interest at an annual rate of 2%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company paid debt issuance costs of $4,500, recorded a debt discount of $47,500, and recorded a derivative liability of $98,459 related to the conversion feature, and a loss on note issuance of $50,959.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On July 17, 2017, the Company entered into a Convertible Promissory Note amendment with an institutional investor for $ $25,000.  The note bears interest at an annual rate of 15%, as part of th note that is in default.  The note is convertible into common shares of the Company at a variable conversion price equal to 60% multiplied by the lowest one-day trading price of the Company's common stock during the twenty one trading days prior to the conversion date. At the inception of the convertible note, the recorded a debt discount of $22,920, and recorded a derivative liability of $22,920 related to the conversion feature.

On July 24, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $15,000.  The note bears interest at an annual rate of 2%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $15,000, and recorded a derivative liability of $26,717 related to the conversion feature, and a loss on note issuance of $11,717.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which is intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a "best efforts basis," with a first tranche of $25,000 to be completed during August 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.  No funding has been provided as of the date of this filing and there is no assurance that funds will be provided by the anticipated initial first tranche during August 2017, or thereafter.

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

During the three months ended July 31, 2017, the Company issued a total of 8,815,624 shares of its common stock in the conversion of $8,090 in convertible notes principal and $5,800 in accrued interest payable and fees.

As of July 31, 2017 and April 30, 2017, the convertible debt outstanding, net of discount, was $650,136 and $594,772, respectively.

NOTE 6.  FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 –
Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 –
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

As of July 31, 2017, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended July 31, 2017:

Fair value of derivative liability as of April 30, 2017	$823,452
Debt discount related to new debt	98,459
Day one measurement of new debt	49,637
Change in fair value of the derivative	(219,011)
Conversion of debt to shares of common stock and repayment of debt	(121,778)

Balance at July 31, 2017	$630,757

The estimated fair value of the derivative liabilities at July 31, 2017 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.10%
Expected life in years	0.01 - 0.71
Dividend yield	0%
Expected volatility	475.00% - 493.00%

NOTE 7.  EQUITY

Common Stock

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

In June 2017, the Company entered into a ninety-day Business Consulting Agreement with Mark Taggatz ("Taggatz") for the development and commercialization of the Company's progressive scan technology.  The Company is to pay Taggatz fees totaling $37,500, payable in common stock of the Company.  The Company issued 14,000,000 shares of its common stock in July 2017 in for payment of $28,000 of this obligation.

During the three month period ended July 31, 2017, the Company issued 8,815,624 shares of its common stock in the conversion of debt and interest of $13,890.

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

As of July 31, 2017 the Company had 3,377,365 Series A and 500,000 Series B preferred share issued and outstanding. Due to lack of authorized common shares available, the Series A and Series B preferred stock has been classified as mezzanine equity in our consolidated balance sheets. Once the common shares are increased to meet the shares required, the preferred shares will become permanent equity.

NOTE 8.  STOCK OPTIONS AND WARRANTS

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

The following assumptions were used in estimating the value of the warrants:

Risk free interest rate	.68%
Expected life in years	2.0
Dividend yield	0%
Expected volatility	137.99%

A summary of the Company's stock options and warrants as of July 31, 2017, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2017	1,300.000	$1.385	1.07	$--
Granted	--	$--
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at July 31, 2017	1,300,000	$1.385	0.82	$--

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0038 as of July 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2017:

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

f)
Business Development and Consulting Agreement of PSSI signed January 15, 2017 for a twelve-month term, with WSMG Advisors, Inc., for finder's fees of 10% of funding raised for PSSI and the issuance of 1,500,000 common shares of PSSI.

 NOTE 10.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2017 through September 19, 2017 that would have a material impact on the Company's financial results or require disclosure except as follows:

On August 10, 2017, a shareholder return to the Company 4,750,000 share of common stock to be cancelled. Subsequent to the returning of the share 4,750,000 shares were issued to Mark Taggatz for service.

On August 31, 2017 the Company issued a $5,000 convertible note to RAB Investments. The note bears interest at 6% per annum and is convertible by the investor into common shares of the Company at $0.01 per share after March 31, 2018.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Effective July 15, 2016, the Company executed documents intended to finalize the acquisition of 100% of Defense Technology Corporation, a privately held Colorado company ("DTC"), a developer of defense, detection, and protection products to improve security for Anchor schools and other public facilities.  DTC has informed us that it is unable to complete the required audited financial statements.  Accordingly, the Company will not be able to consolidate DTC's financial statements into its audited financial statements. After a thorough review of the situation and discussions with DTC, we have mutually agreed to rescind the acquisition of DTC and entered into a Rescission Agreement and Mutual Release (the "Rescission Agreement"), effective October 17, 2016.

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

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company owns 79.8% of PSSI with 20.2% acquired by several individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three months ended July 31, 2017 and 2016.

Our general and administrative expenses increased $156,443 for the three months ended July 31, 2017 compared to $513,682 for the same period ended July 31, 2016.  The decrease was due primarily lower cost of legal accounting and professional fees.

The Company did not incur research and development costs in the three months ended July 31, 2017 compared to research and development costs of $3,277 in the three months ended July 31, 2016.

Interest expenses incurred in the three months ended July 31, 2017 $145,589 compared to $303,297 for the three months ended July 31, 2016.  The decrease was attributable to lower cost of debt discounts and loan conversion for equity.

A gain on derivative liability of $219,013 was incurred in the three months ended July 31, 2017 and compared to a gain of $1,498,059 for the three months ended July 31, 2016.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of zero for the three months ended July 31, 2017 and $121,403 for the same period in 2016.  The gain on extinguishment of debt resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

The Company incurred a net loss of $83,019 during the three month period ended July 31, 2017 compared to net income of $799,206 in the three months ended July 31, 2016. The variance is primarily due to the gain in derivative liability of $1,498,059 in 2016 compared to the gain of $219,013 in 2017.

Liquidity and Capital Resources

At July 31, 2017, we had total current assets of $15,971, including cash of $971 and prepaid expenses of $15,000, and total current liabilities of $2,022,543, resulting in a working capital deficit of $2,006,572.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $630,757 related to the conversion features of certain of our convertible notes payable and convertible notes of $650,136, net of discount.

Our current liabilities as of July 31, 2017 is comprised of amounts due to related parties of $386,061.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At July 31, 2017, we had total convertible notes payable of $650,136, net of discount of $71,457.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the three months ended July 31, 2017, net cash used in operating activities was $95,722 compared to net cash used of $173,969 for the same period in 2016. The decrease in 2017 over 2016 was due to lower amortization of debt discount, lower gain on derivative liability offset by a loss lower in 2017 than the gain offset by the derivative in 2016.

During the three months ended July 31, 2017, net cash provided by financing activities was $96,500, comprised of proceeds from convertible notes payable of $96,500, This compares to net cash provided in the same period in 2016 of $169,255 consisting of $253,650 in proceeds from convertible notes, partially offset by repayment of convertible notes payable of $76,895 and payment of debt issuance costs of $7,500.

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

As of July 31, 2017, we did not have sufficient cash to fund our operations for the next twelve months.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended July 31, 2017 the Company issued 14,000,000 shares of its common stock to one individual with a value of $28,000 for accounts payable and stock based compensation.

During the three month period ended July 31, 2017, the Company issued 8,815,624 shares of its common stock in the conversion of debt and interest of $13,890.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 19, 2017	By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer