Form 10-Q
period 2017-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2017-12-14
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Nevada	Not Applicable
(State of corporation)	(I.R.S. Employer Identification Number)

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
Yes  [   ]   No  [X]

As of December 14, 2017, there were 199,365,345 shares of the registrant's common stock, and 3,375,369 Series A preferred and 500,000 Series B preferred; $0.0001 par value, outstanding

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2017 AND 2016

PART  I   —   FINANCIAL INFORMATION

Item 1. Financial Statements
Defense Technologies International Corp.
Condensed Consolidated Balance Sheets
	October 31, 2017	April 30, 2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5	$193
Total current assets	5	193

Investments	378,600	378,600
Total assets	$378,605	$378,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$268,335	$320,207
Accrued licenses agreement payable	6,300	25,000
Accrued interest and fees payable	106,799	74,181
Accrued interest payable – related parties	--	13,953
Convertible notes payable, net of discount	714,264	594,772
Convertible notes payable – related parties	--	57,050
Notes payable – related parties	--	34,426
Derivative liabilities	329,271	823,452
Payables – related parties	438,560	334,753

Total current liabilities	1,863,533	2,277,794

Total liabilities	1,863,533	2,277,794

Commitments and Contingencies	--	--

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 3,375,369 and 1,473,545 shares issued and outstanding, respectively	337	147
Series B – 500,000 shares issued and outstanding, respectively	50	50
Total mezzanine equity	387	197

Common stock, $0.0001 par value; 200,000,000 shares authorized, 199,365,345, net of treasury and 188,324,721 shares issued and outstanding, respectively	19,934	18,833
Additional paid-in capital	5,016,293	4,663,537
Accumulated deficit	(6,526,375)	(6,586,401)
Total	(1,489,761)	(1,904,031)
Non-controlling interest	4,833	4,833
Total stockholders' deficit	(1,484,928)	(1,899,198)

Total liabilities and stockholders' deficit	$378,605	$378,793

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Expenses:
General and administrative	$85,474	$290,008	$241,917	$968,346
Research and development	-	1,452	--	1,452

Total expenses	85,474	291,460	241,917	969,798

Loss from operations	(85,474)	(291,460)	(241,917)	(969,798)

Other income (expense):
Interest expense	(15,661)	(113,466)	(98,379)	(438,361)
Gain (loss) on derivative liability	244,013	(174,907)	463,026	1,323,152
Gain on extinguishment of debt	--	189,786	(62,704)	311,189

Total other income (expense)	228,520	(118,587)	301,943	1,195,980

Income (loss) before income taxes	143,046	(410,047)	60,026	226,182

Provision for income taxes	-	-		--

Net income (loss) before non-controlling interest	143,046	(410,047)	60,026	226,182

Non- controlling interest in net loss of the consolidated subsidiary	--	--	--	--

Net income (loss) attributed to the Company	$143,046	$(410,047)	$60,026	$226,182

Net income (loss) per common share:
Basic	$0.00	$0.02	$0.00	$(0.01)
Diluted	$0.00	$0.02	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic	195,847,698	26,922,578	194,088,366	25,009,972
Diluted	449,239,471	26,922,578	447,979,543	32,165,511

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2017		2016
Cash flows from operating activities:
Net income (loss)		$60,026	$226,182
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services		27,996	570,110
Stock options issued for service			9,056
Imputed interest on convertible notes payable		-	1,125
Amortization of debt discount to interest expense		108,206	409,396
Debt extension penalty added to note principal		--	5,000
(Gain) loss on derivative liability		(463,026)	(1,323,152)
(Gain) on extinguishment of debt		--	(311,189)
Change in operating assets and liabilities:
Increase in prepaid expenses		15,000	(2,125)
Increase (decrease) in accounts payable		(9,450)	67,284
Increase (decrease) in accrued interest and fees payable		--	(15,310)
Increase in accrued interest payable – related parties		--	3,351
Increase in payables – related parties		151,060	66,195
Net cash provided by (used in) operating activities		(110,188)	(294,177)

Cash flows from financing activities:
Proceeds from convertible notes payable		110,000	423,590
Repayment of convertible notes payable		--	(117,894)
Payment of debt issuance costs		--	(11,500)

Net cash provided by (used in) financing activities		110,000	294,196

Net increase (decrease) in cash		(188)	19

Cash at beginning of period		193	23
Cash at end of period		$5	$42

Supplement Disclosures
Interest Paid	$	---	--
Income tax Paid		$--	$--

Noncash financing and investing activities
Common stock issued for convertible debt		$13,890	$--
Common stock issued for accrued interest and fees		$--	$--
Preferred shares issued for conversion of debt		$190,383	$--
Common stock retired to treasury		$1,178	$--
Derivative liability on debt conversion		$121,779	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
October 31, 2017
(Unaudited)

NOTE -1. BASIS OF PRESENTATION AND ORGANIZATION

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of October 31, 2017, the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 2017 and 2016.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of October 31, 2017, the Company had 281,319,989 potential shares issuable under outstanding options, warrants and convertible debt. With a gain in operations for the six month period ended October 31, 2017, the additional shares were determined to be dilutive.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2017, the Company has no revenues, has accumulated deficit of $6,526,375 and a working capital deficit of $1,863,524 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2018 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

NOTE – 3: INVESTMENTS

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

NOTE -4:  RELATED PARTY TRANSACTIONS

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

As of October 31, 2017 and April 30, 2017, the Company had payable balances due to related parties totaling $438,560 and $334,753, respectively, which resulted from transactions with these related parties and other significant shareholders.

During the six month period ended October 31, 2017 the Company issued 1,750,824 series A preferred shares to a related party with a value of $175,182 for the retirement of convertible debt of $57,050, notes payable of $34,426, interest of $23,487 and payables of $37,719, accounts payable of $7,500 and prepaid of $15,000.

During the six month period ended October 31, 2017 the Company issued 152,000 shares of series A preferred to a related party for $15,200 in accounts payable.

On May 1, 2016 the Company issued 350,000 of its common shares, valued at $105,000, to its Chief Executive Officer pursuant to his Service Agreement.

NOTE – 5: CONVERTIBLE DEBT

On April 30, 2016, the convertible notes payable with principal balances of $11,000, $9,000, $141,150, $14,500, and $20,000 were amended to establish a conversion price of $0.05 per share, interest at 6% retroactive to the original issuance date of the notes, and a conversion date of 90 days from demand of the lender.  The amendments were determined to be extinguishments of the prior debt and the issuance of new debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, resulting in a loss on extinguishment of debt totaling $33,237.  In addition, the Company recorded a debt discount and a beneficial conversion feature totaling $195,650 at the inception of the new debt.

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

On May 25, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $56,500, with net proceeds to the Company of $52,000.  The note bears interest at an annual rate of 2%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company paid debt issuance costs of $4,500, recorded a debt discount of $47,500 and a loss on note issuance of $50,959.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On July 17, 2017, the Company entered into a Convertible Promissory Note amendment with an institutional investor for $ $25,000.  The note bears interest at an annual rate of 15%, as part of the note that is in default.  The note is convertible into common shares of the Company at a variable conversion price equal to 60% multiplied by the lowest one-day trading price of the Company's common stock during the twenty one trading days prior to the conversion date. At the inception of the convertible note, the recorded a debt discount of $22,920.

On July 24, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $15,000.  The note bears interest at an annual rate of 2%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $15,000and a loss on note issuance of $11,717.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which is intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a "best efforts basis," with a first tranche of $25,000 to be completed during August 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.  No funding has been provided as of the date of this filing and there is no assurance that funds will be provided.

On September 11, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $5,000.  The note bears interest at an annual rate of 15%, and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $5,000, and recorded a derivative liability of $23,828 related to the conversion feature, and a loss on note issuance of $18,828.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On September 28, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $2,500.  The note bears interest at an annual rate of 12%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 60% multiplied by the lowest one-day trading price of the Company's common stock during the twenty one trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $2,500and a loss on note issuance of $4,875.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 13,000,000 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of October 31, 2017 the shares had not been issued and cannot be issued until the Company increases its authorized shares.

During the six months ended October 31, 2017, the Company issued a total of 8,815,624 shares of its common stock in the conversion of $8,090 in convertible notes principal and $5,800 in accrued interest payable and fees.

As of October 31, 2017, and April 30, 2017, the convertible debt outstanding, net of discount, was $714,264 and $594,772, respectively.

NOTE – 6:  FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

Level 2 -
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

As of October 31, 2017, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended October 31, 2017:

Fair value of derivative liability as of April 30, 2017	$823,452
Debt discount related to new debt	61,921
Day one measurement of new debt	28,702
Change in fair value of the derivative	(463,026)
Conversion of debt to shares of common stock and repayment of debt	(121,778)

Balance at October 31, 2017	$329,271

The estimated fair value of the derivative liabilities at October 31, 2017 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.10%
Expected life in years	0.01 - 0.71
Dividend yield	0%
Expected volatility	475.00% - 493.00%

NOTE – 7: EQUITY

Common Stock

During the six months ended October 31, 2016, the Company issued a total of 3,246,380 shares of its common stock: 1,400,000 shares for services valued at $303,800; 16,500 shares in payment of accrued fees payable of $10,325, recognizing a gain on extinguishment of debt of $4,550; and a total of 1,829,880 shares in the conversion of debt principal of $72,605 and accrued interest payable of $11,644.

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

During the six month period ended October 31, 2017, the Company issued 8,815,624 shares of its common stock in the conversion of debt and interest of $13,890.

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

As of October 31, 2017 the Company had 3,375,365 Series A and 500,000 Series B preferred share issued and outstanding. Due to lack of authorized common shares available, the Series A and Series B preferred stock have been classified as mezzanine equity in our consolidated balance sheets. Once the common shares are increased to meet the shares required, the preferred shares will become permanent equity.

NOTE – 8: STOCK OPTIONS AND WARRANTS

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

The following assumptions were used in estimating the value of the warrants:

Risk free interest rate	.68%
Expected life in years	2.0
Dividend yield	0%
Expected volatility	137.99%

A summary of the Company's stock options and warrants as of October 31, 2017, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2017	1,300.000	$1.385	1.07	$--
Granted	--	$--
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at October 31, 2017	1,300,000	$1.385	0.57	$--

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0031 as of October 31, 2017, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2017:

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

NOTE – 10:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after October 31, 2017 through December 14, 2017 that would have a material impact on the Company's financial results and determined there were none.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and six months ended October 31, 2017 and 2016.

Our general and administrative expenses increased $85,474 and $241,917 for the three and six months ended October 31, 2017 compared to $290,008 and $968,346 for the same period ended October 31, 2016.  The decrease was due primarily to lower cost of legal accounting and professional fees.

The Company did not incur research and development costs in the three and six months ended October 31, 2017 compared to research and development costs of $1,452 in both the three and six months ended October 31, 2016.

Interest expenses incurred in the three and six months ended October 31, 2017 was $15,661 and $98,379 compared to $113,466 and $438,361 for the three and six months ended October 31, 2016.  The decrease was attributable to lower cost of debt discounts and loan conversion for equity.

A gain on derivative liability of $463,026 was incurred in the six months period ended October 31, 2017 compared to a gain of $1,323,152 for the six months ended October 31, 2016.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of zero and $62,704 for the three and six months ended October 31, 2017 and a gain of $189,587 and $311,189 for the same periods in 2016.  The gain on extinguishment of debt resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

The Company incurred net income of $143,046 and $60,026 during the three and six month period ended October 31, 2017 compared to net loss of $410,047 and net gain of $226,182 in the three and six months ended October 31, 2016. The variance is primarily due to the gain in derivative liability of $1,323,152 in 2016 compared to the gain of $463,026 in 2017.

Liquidity and Capital Resources

At October 31, 2017, we had total current assets of $5, and total current liabilities of $1,863,529, resulting in a working capital deficit of $1,863,524.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $329,271 related to the conversion features of certain of our convertible notes payable and convertible notes of $714,264, net of discount.

Our current liabilities as of October 31, 2017 is comprised of amounts due to related parties of $438,560.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At October 31, 2017, we had total convertible notes payable of $735,093, net of discount of $20,829.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the six months ended October 31, 2017, net cash used in operating activities was $110,188 compared to net cash used of $294,177 for the same period in 2016. The decrease in 2017 over 2016 was due to lower amortization of debt discount, lower gain on derivative liability offset by a loss lower in 2017 than the gain offset by the derivative in 2016.

During the six months ended October 31, 2017, net cash provided by financing activities was $110,000, comprised of proceeds from convertible notes payable of $110,000, This compares to net cash provided in the same period in 2016 of $294,177 consisting of $423,590 in proceeds from convertible notes, partially offset by repayment of convertible notes payable of $117,894 and payment of debt issuance costs of $11,500.

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

As of October 31, 2017, we did not have sufficient cash to fund our operations for the next twelve months.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended October 31, 2017 the Company issued 14,000,000 shares of its common stock to one individual with a value of $28,000 for accounts payable and stock based compensation.

During the six month period ended October 31, 2017, the Company issued 8,815,624 shares of its common stock in the conversion of debt and interest of $13,890.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 14, 2017	By:	/s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer