Form 10-Q
period 2018-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2018-03-13
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to ____

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State of Incorporation)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]   No  [X]

As of March 13, 2018, there were 132,910 shares of the registrant's common stock, and 3,375,369 Series A preferred and 520,000 Series B preferred; $0.0001 par value, outstanding

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY31, 2018 AND 2017

PART  I   —   FINANCIAL INFORMATION

Item 1.    Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	January 31, 2018	April 30, 2017
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$981	$193
Total current assets	981	193

Investments	378,600	378,600
Total assets	$379,581	$378,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$272,161	$320,207
Accrued licenses agreement payable	6,300	25,000
Accrued interest and fees payable	123,510	74,181
Accrued interest payable – related parties	--	13,953
Convertible notes payable, net of discount	734,954	594,772
Convertible notes payable – related parties	--	57,050
Notes payable – related parties	--	34,426
Derivative liabilities	806,437	823,452
Payables – related parties	492,993	334,753

Total current liabilities	2,436,355	2,277,794

Total liabilities	2,436,355	2,277,794

Commitments and Contingencies	--	--

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 3,375,369 and 1,473,545 shares issued and outstanding, respectively	337	147
Series B – 520,000 shares issued and outstanding, respectively	52	50

Common stock, $0.0001 par value; 200,000,000 shares authorized, 132,910, net of treasury and 125,550 shares issued and outstanding, respectively	13	13
Additional paid-in capital	5,036,216	4,682,357
Accumulated deficit	(7,098,226)	(6,586,401)
Total	(2,061,607)	(1,904,031)
Non-controlling interest	4,833	4,833
Total stockholders' deficit	(2,056,774)	(1,899,198)

Total liabilities and stockholders' deficit	$378,581	$378,793

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended January 31,			Nine Months Ended January 31,
	2018		2017	2018		2017
Expenses:
General and administrative		$62,776	$192,337		$305,192	$1,160,683
Research and development		--	--		--	1,452

Total expenses		62,776	192,337		305,192	1,162,135

Loss from operations		(62,776)	(192,337)		(305,192)	(1,162,135)

Other income (expense):
Interest expense		(31,910)	(117,280)		(129,790)	(555,641)
Gain (loss) on derivative liability		(477,166)	(238,802)		(14,140)	1,084,350
Gain (loss) on notes		--	---		(62,703)	--
Gain on extinguishment of debt		--	48,429		--	359,618

Total other income (expense)		(509,076)	(307,653)		(206,633)	888,327

Income (loss) before income taxes		(571,852)	(499,990)		(511,825)	(273,808)

Provision for income taxes		--	--		--	--

Net income (loss) before non-controlling interest		(571, 852)	(499,990)		(511,825)	(273,808)

Non- controlling interest in net loss of the consolidated subsidiary		4,833	3,313		4,833	3,313

Net income (loss) attributed to the Company		$(567,019)	$(496,677)		$(506,992)	$(270,495)

Net loss per common share:
Basic and diluted	$	(4.38)	$(24.30)	$	(3.90)	$(15.33)

Weighted average common shares outstanding:
Basic and diluted		130,565	20,578		129,780	17,859

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2018		2017
Cash flows from operating activities:
Net income (loss)		$(511,825)	$(273,808)
Adjustments to reconcile net income (loss) to net cash by (used in) operating activities:
Common shares issued for services		27,996	591,880
Stock options issued for service		--	9,056
Imputed interest on convertible notes payable		--	1,687
Share issuance for payment extension		2	--
Amortization of debt discount to interest expense		123,396	508,5463
Debt extension penalty added to note principal		--	55,000
(Gain) loss on derivative liability		14,140	(1,084,350)
(Gain) on extinguishment of debt		--	(359,618)
Change in operating assets and liabilities:
Increase in prepaid expenses		15,000	875
Increase (decrease) in accounts payable		11,091	72,315
Increase (decrease) in accrued interest and fees payable		--	10,109
Increase in accrued interest payable – related parties		--	4,813
Increase in payables – related parties		205,488	125,945
Net cash provided by (used in) operating activities		(114,712)	(331,433)

Cash flows from financing activities:
Proceeds from convertible notes payable		115,500	477,940
Repayment of convertible notes payable		--	(132,894)
Payment of debt issuance costs		--	(13,500)

Net cash provided by (used in) financing activities		115,500	331,546

Net increase (decrease) in cash		788	113

Cash at beginning of period		193	23
Cash at end of period		$981	$136

Supplement Disclosures
Interest Paid	$	---	--
Income tax Paid		$--	$--

Noncash financing and investing activities
Common stock issued for convertible debt		$13,890	$--
Common stock issued for accrued interest and fees		$--	$--
Preferred shares issued for conversion of debt		$190,383	$--
Common stock retired to treasury		$1,178	$--
Derivative liability on debt conversion		$121,779	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
January 31, 2018
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

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. We anticipate that the split will become effective with FINRA on March 20, 2018, or as soon thereafter as practicable. The number of shares in the financials are reflective of the reverse split.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of January 31, 2018, the consolidated results of its operations and its consolidated cash flows for the nine months ended January 31, 2018 and 2017.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. As of January 31, 2018 and 2017 no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of January 31, 2018, the Company had 187,547 potential shares issuable under outstanding options, warrants and convertible debt. With a loss in operations for the nine-month period ended January 31, 2018, the additional shares were determined to be anti-dilutive.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform with the current year presentation to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis.

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

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718)", which is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax impacts, the classification on the statement of cash flows, and forfeitures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods. The has determined there is no impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

NOTE- 2 GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2018, the Company has no revenues, has accumulated deficit of $7,098,226 and a working capital deficit of $2,435,374 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2018 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

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

As of January 31, 2018, and April 30, 2017, the Company had payable balances due to related parties totaling $492,993 and $334,753, respectively, which resulted from transactions with these related parties and other significant shareholders.

During the nine-month period ended January 31, 2018 the Company issued 1,750,824 series A preferred shares to a related party with a value of $175,182 for the retirement of convertible debt of $57,050, notes payable of $34,426, interest of $23,487 and payables of $37,719, accounts payable of $7,500 and prepaid of $15,000.

During the nine-month period ended January 31, 2018 the Company issued 152,000 shares of series A preferred to a related party for $15,200 in accounts payable.

On May 1, 2016 the Company issued 233 of its common shares, valued at $105,000, to its Chief Executive Officer pursuant to his Service Agreement.

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

On September 11, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $5,000.  The note bears interest at an annual rate of 15% and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $5,000, and recorded a derivative liability of $23,828 related to the conversion feature, and a loss on note issuance of $18,828.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On September 28, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $2,500.  The note bears interest at an annual rate of 12%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 60% multiplied by the lowest one-day trading price of the Company's common stock during the twenty one trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $2,500 and a loss on note issuance of $4,875.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.

On December 12, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $3,000.  The note bears interest at an annual rate of 2%, matures on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty one trading days prior to the conversion date.

On January 31, 2018, the Company entered into a Convertible Promissory Note with an institutional investor for $5,500.  The note bears interest at an annual rate of 6%, matures on August 1, 2018 and is convertible into common shares of the Company at $0.01 per share. During the period ended January 31, 2018 the Company was advanced $2,500 of the note.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of January 31, 2018 the shares had not been issued.

During the nine months ended January31, 2018, the Company issued a total of 58,771 shares of its common stock in the conversion of $8,090 in convertible notes principal and $5,800 in accrued interest payable and fees.

As of January31, 2018, and April 30, 2017, the convertible debt outstanding, net of discount, was $734,954 and $594,772, respectively.

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

As of January31, 2018, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended January31, 2018:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of April 30, 2017	$--	$--	$823,452
Debt discount related to new debt	--	--	61,921
Day one measurement of new debt	--	--	28,702
Change in fair value of the derivative	--	--	14,140
Conversion of debt to shares of common stock and repayment of debt	--	--	(121,778)

Balance at January31, 2018	$--	$--	$806,437

The estimated fair value of the derivative liabilities at January31, 2018 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.10%
Expected life in years	0.01 - 0.71
Dividend yield	0%
Expected volatility	475.00% - 493.00%

NOTE – 7: EQUITY

Common Stock

On August 10, 2017, a shareholder returned to the Company 3,167 share of common stock to be cancelled. Subsequent to the returning of these shares, the Company issued 3,167 shares to Mark Taggatz for service.

Effective July 5, 2017, EMAC returned 7,850 common shares of the Company that were previously issued in payment for certain mineral lease properties in Nevada.

In June 2017, the Company entered into a ninety-day Business Consulting Agreement with Mark Taggatz ("Taggatz") for the development and commercialization of the Company's progressive scan technology.  The Company is to pay Taggatz fees totaling $37,500, payable in common stock of the Company.  The Company issued 9,333 shares of its common stock in July 2017 in for payment of $28,000 of this obligation.

During the nine-month period ended January31, 2018, the Company issued 5,877 shares of its common stock in the conversion of debt and interest of $13,890.

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

Effective June 12, 2017, the Company issued 1,309,380 shares of Series A preferred stock to EMAC for consideration totaling $130,938: convertible note payable of $25,000; three notes payable totaling $34,426; accrued interest payable of $18,718; payables – related parties of $22,794 and prepayment of services of $30,000 for the months of May 2017 through January2017.  The accrued interest payable included interest on the $25,000 convertible note payable compounded at 6% per annum retroactive to January 1, 2012, as negotiated between the parties.

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

Effective December 14, 2017, the Company issued 20,000 shares of Series B preferred stock to Controlled Capture Systems, LLC to extend the exclusive rights to the Passive Security Scan to March 15, 2018.

As of January31, 2018 the Company had 3,375,365 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE – 8: STOCK OPTIONS AND WARRANTS

During the year ended April 30, 2016, the Company issued options to a consultant to purchase a total of 667 shares of the Company's common stock and warrants to a lender to purchase 46 shares of the Company's common stock.

During the nine months ended January31, 2016, the Company issued warrants to a lender to purchase 167 shares of the Company's common stock at an exercise price of $900 per share.  The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

The following assumptions were used in estimating the value of the warrants:

Risk free interest rate	.68%
Expected life in years	2.0
Dividend yield	0%
Expected volatility	137.99%

A summary of the Company's stock options and warrants as of January31, 2018, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2017	867	$1.385	1.07	$--
Granted	--	$--
Exercised	-	$-
Forfeited or expired	-	$-

Outstanding and exercisable at January31, 2018	867	$1.385	0.57	$--

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0031 as of January31, 2018, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January31, 2018:

a)
Administration Agreement with EMAC Handels AG, renewed effective May 1, 2014 for a period of three years and was renewed on April 30, 2017. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

c)
Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 167 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

d)
Administration and Management Agreement of PSSI signed January 12, 2017 for a three-year term, with RAB Investments AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

e)
Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 333 common shares of PSSI. No term of the agreement is specified.

f)
Business Development and Consulting Agreement of PSSI signed January 15, 2017 for a twelve-month term, with WSMG Advisors, Inc., for finder's fees of 10% of funding raised for PSSI and the issuance of 1, 000 common shares of PSSI.

 10:  SUBSEQUENT EVENTS

On February 16, 2018 the Company entered into a convertible loan agreement for $20,000. The note bears interest of 6% and is convertible after 6 months into the common stock of the Company at a 50% discount of the average 10day trading prices 10 days prior to conversion.

The Company has evaluated subsequent events to determine events occurring after January 31, 2018 through March 13, 2018 that would have a material impact on the Company's financial results and determined there were none except noted above.

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

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. We anticipate that the split will become effective on March 20, 2018, or as soon thereafter as practicable.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and nine months ended January 31, 2018 and 2017.

Our general and administrative expenses decreased $62,776 and $305,192 for the three and nine months ended January 31, 2018 compared to $192,337 and $1,160,683 for the same period ended January31, 2017.  The decrease was due primarily to lower cost of legal accounting and professional fees.

The Company did not incur research and development costs in the three and nine months ended January31, 2018 compared to research and development costs of $1,452 in both the three and nine months ended January31, 2017.

Interest expenses incurred in the three and nine months ended January 31, 2018 was $31,910 and $129,790 compared to $117,280 and $555,641 for the three and nine months ended January 31, 2017.  The decrease was attributable to lower cost of debt discounts and loan conversion for equity.

Losses on derivative liability of $477,166 and  $14,140 was incurred in the three and nine months period ended January31, 2018, compared to a loss of $ 238,802 and a gain of $1,084,350 for the three and nine months ended January31, 2017.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of zero for the three and nine months ended January 31, 2018, and a gain of $48,429 and $359,618 for the same periods in 2017.  The gain on extinguishment of debt resulted primarily as a result of the elimination of derivative liabilities upon debt extinguishment.

Total other expenses for the three and nine months periods ended January 31, 2018 was $509,076 and $206,633, compared to, total other expense of $307,653 for the three months and other income of  $888,327 for the nine months period in 2017. The variance is primarily due to the gain in derivative liability of $1,084,350 in the 2017 nine-month period compared to the loss of $14,140 in the 2018 nine-month period along with derivative liability losses of $477,166 during the three months period in 2018 compared to a $238,802 loss for the three months period in 2017.

Net loss before non-controlling interest for the three months ended January 31, 20118 was $571,852 compared to $499,990 for the 2017 period. For the nine-month periods ended January 31, 2018 and 2017, net loss before non-controlling interest was $511,825 and $273,808, respectively. After adjusting for our consolidated subsidiary, net loss for the three months ended January 31, 2018 and 2017 was $567,019 and $496,677, respectively, and for the nine month periods, the net loss was $506,992 for 2018 and $270,495 in 2017.

Liquidity and Capital Resources

At January 31, 2018, we had total current assets of $981, and total current liabilities of $2,436,335, resulting in a working capital deficit of $2,435,574.  Included in our current liabilities and working capital deficit at January 31, 2018 are derivative liabilities totaling $806,437 related to the conversion features of certain of our convertible notes payable and convertible notes of $734,954, net of discount.

Our current liabilities as of January 31, 2018 is comprised of amounts due to related parties of $492,988.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At January 31, 2018, we had total convertible notes payable of $740,593, less discount of $5,639.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the nine months ended January 31, 2018, net cash used in operating activities was $114,712 compared to net cash used of $331,433 for the same period in 2017. The decrease in 2018 over 2017 was due to lower amortization of debt discount, lower gain on derivative liability offset by a loss lower in 2018 than the gain offset by the derivative in 2017.

During the nine months ended January 31, 2018, net cash provided by financing activities was $115,500, comprised of proceeds from convertible notes payable of $115,500, This compares to net cash provided in the same period in 2017 of $331,456 consisting of $477,940 in proceeds from convertible notes, partially offset by repayment of convertible notes payable of $132,894 and payment of debt issuance costs of $13,500.

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

As of January 31, 2018, we did not have sufficient cash to fund our operations for the next twelve months.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended January31, 2017 the Company issued 9,333 shares of its common stock to one individual with a value of $28,000 for accounts payable and stock-based compensation.

During the nine-month period ended January31, 2017, the Company issued 5,877 shares of its common stock in the conversion of debt and interest of $13,890.

On August 10, 2017, a shareholder returned to the Company 3,167 share of common stock to be cancelled. Subsequent to the returning of these shares, the Company issued 3,167 shares to Mark Taggatz for service.

Effective July 5, 2017, EMAC returned 7,850 common shares of the Company that were previously issued in payment for certain mineral lease properties in Nevada.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 13, 2018	By: /S/ MERRILL W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer