Form 10-K
period 2018-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2018-08-14
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2018

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

2683 Via De La Valle, Suite G418, Del Mar CA 92014
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (800) 520-9485

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X}

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [ X ]

The number of shares outstanding of the Company's $.0001 Par Value Common Stock as of August 14, 2018 was 1,507,820.  The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2017 was with a market value of $2,304,127. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

PART  I

Item 1.    Business

Defense Technologies International Corp. (the "Company") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name from Canyon Gold Corp. to Defense Technologies International Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Our principal executive office is located at 2683 Via De La Valle, Suite G418, Del Mar, CA 92014 telephone (1-800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.

Our website address is http://www.defensetechnologiesintl.com.

Development of Scanner Technology Business

Defense Technologies International Corp. (the "Company") acquired the world-wide exclusive rights to the Passive Security Scan™ a 'next generation, walk-through personnel scanning system. This patented product *US Patent: 7408461) is an advanced passive scanning technology for detection and identifying concealed threats to be used for the security of schools and other public venues.

On October 19, 2016, the Company entered into a new Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS's technology with 2,667 shares of the Company's common stock.  Additionally, CCS will be entitled to receive 167 shares of the Company's common stock upon completed sales of 1,000 passive scanner units based on the CCS technology. On December 14, 2017, the Company issued 20,000 shares of Series B preferred stock to Controlled Capture Systems, LLC to extend the exclusive rights to the Passive Security Scan to March 15, 2018.

On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows:

1.	Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter.

2.
All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive.

3.	Invoices for parts and materials will be billed separate of the license fees noted above.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2,667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $6,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2018.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date no sales of the product have been completed.

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as a wholly owned subsidiary.  The Company merged its wholly-owned subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon"), into PSSI, with PSSI the surviving entity.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 76.28% of PSSI with 23.72% acquired by several individuals and entities.  With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.  The Company concluded the initial development of the technology and will proceed to put the system through the required Beta Test at a high-school near Austin Tx. All sales and marketing activities will be executed through PSSI.

The security products licensed from CCS as developed by the Company are designed for personal and collateral protection.  The proposed detection technology is intended to provide passive security scanning units for either walk-through or hand-held use to improve security for schools and other public facilities.  The units use electromagnets and do not emit anything (such as x-rays) through the subject.  The Company, in consultation with CCS, recently completed a prototype with optional "Digital Imaging" which will give the user of the scanner the ability to recall the entire traffic passing through the scanner at any time thereafter.  The prototype scanner unit has successfully passed elaborate lab testing and is ready for deployment and demonstration.

Competition

We believe we have the only known passive scanner technology based on earth magnetic technology that does not cause any harm to the subject passing through the scanner.  Our scanners are therefore uniquely suited for school systems and other public venues.  Our competitors' technology is based on X-Ray, microwave or radio signals, all of which are harmful over time.  We believe this provides an advantage to our scanners over those developed by our competition.

Sales and Marketing

Through our newly appointed Marketing Director, we have made contact with several schools that have expressed interest in having the Passive Security Scan Unit presented at the school for demonstration and evaluation.  Furthermore, as funding permits, we plan to install a demonstration unit in every state free of charge via the state's Governor's Office. We expect major exposure through this program.

We will also plan to announce the availability of distributorships.  A distributor will get a 20% discount on Gross Sales, but is required to purchase a minimum of 25 units at time of signing for a distributorship.  General referrals will earn a 10% discount.

With the completion of requisite funding, we expect to place the first units during August 2018 and commence a major marketing campaign at the same time.  We believe that we will start production and sales within the coming three months.

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

Facilities

We presently rent office facilities at 2683 Via De La Ville Suite G418, Del Mar CA 92014 that serve as our principal executive offices.  The facilities are rented on a month-to-month basis.

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

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The reverse split was effective on March 20, 2018. The number of shares throughout this report are reflective of the reverse split.

Our common shares are quoted on the OTCQB under the symbol "DTII".  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2018.  Share prices reflect the reverse stock split effected in the fourth quarter of 2018.

	High	Low

Fiscal year ended April 30, 2018
First Quarter	$8.41	$2.38
Second Quarter	$12.68	$3.73
Third Quarter	$5.46	$2.98
Fourth Quarter	$3.73	$0.75

Fiscal year ended April 30, 2017
First Quarter	$690.00	$75.00
Second Quarter	$315.00	$123.00
Third Quarter	$225.00	$7.50
Fourth Quarter	$59.70	$1.05

As of August 3, 2018, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2018.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ending April 30, 2018 11,016 shares were returned to the Company and redistributed during the year.

During the years ended April 30, 2018, the Company issued 121,040 shares of its common stock in the conversion of debt and interest of $18,889.

During the year ended April 30, 2018 the Company issued 47,500 shares of common stock for service for $62.999.

Dividends Policy

We have never declared cash dividends on our preferred or common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

The following presents equity compensation plan information as of April 30, 2018.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders (1)	867	$1.385	-0-

Total	867	$1.385	-0-

(1) Consists of options to purchase a total of 667 common shares and warrants to purchase 200 common shares.

Item 6.   Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

The consolidated financial statements included in this annual report include the financial statements of the Company and those of Passive Security Scan, Inc. ("PSSI"), a consolidated subsidiary

Effective January 12, 2017, PSSI was incorporated in the state of Utah as a wholly owned subsidiary.  The Company merged its wholly owned subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon"), into PSSI, with PSSI the surviving entity.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 76.28% of PSSI with 23.72% acquired by four other individuals and entities.  With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Through April 30, 2018, the Company has no revenues, has accumulated losses of $9,745,809 since inception on June 19, 2008 and had a working capital deficit of $5,063,395 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2019 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the years ended April 30, 2018 and 2017.

Our general and administrative expenses decreased to $586,213 in the year ended April 30, 2018 from $1,329,899 in the year ended April 30, 2017.  The increases are due primarily to an increase in stock based compensation, including shares issued to our new President and to a Director, and the issuance of shares to investor relations consultants.  We also incurred an increase in professional fees and costs associated with the rescinded agreement with DTC, the new Definitive Agreement with CCS and the formation of PSSI.

Exploration costs were zero in the year ended April 30, 2018 compared to $1,452 in the year ended April 30, 2017.  The exploration costs for all periods consisted of annual claims maintenance fees and the costs of re-staking the Nevada mineral claims.  We abandoned the claims in fiscal year 2016.

With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.

Our interest expense decreased to $209,822 in the year ended April 30, 2018 from $762,203 in the year ended April 30, 2017.  The decrease in interest expense is due primarily to lower interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a loss on derivative liability of $2,326,136 and $412,372 in the years ended April 30, 2018 and 2017, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $105,000 and $420,203 in the years ended April 30, 2018 and 2017, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.  This gain will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material. In addition we had a loss on notes payable of $192,430 and  a gain on share issuance of $29,764 in 2018.

As a result, we recognized a net loss of $3,179,837 and $2,085,723 in the years ended April 30, 2018 and 2017, respectively.

Because we own 76.28% of PSSI as of April 30, 2018, we include 76.28% of the net loss of PSSI for the year ended April 30, 2018 in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $81,238, for the year ended April 30, 2018.

Liquidity and Capital Resources

At April 30, 2018, we had total current assets of $8, consisting of cash, and total current liabilities of $5,063,395, resulting in a working capital deficit of $5,063,387.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $3,248,160 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2018 is comprised of amounts due to related parties: accrued interest payable – related parties of $21,383; and payables – related parties of $437,968.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.  Subsequent to April 30, 2018, we extinguished a substantial portion of our related party liabilities through the issuance of shares of our Class A preferred stock.

At April 30, 2018, we had total convertible notes payable of $816,526.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to convertible notes payable, we received total net cash proceeds of $115,500 during the year ended April 30, 2018.  These new short-term notes, which have a total principal balance of $816,526 at April 30, 2018, bear interest at annual rates ranging from 6% to 12% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

We extinguished $18,890 in principal through conversion of convertible notes payable to common stock.

We also repaid $34,426 in principal of notes payable – related parties, $23,417 in accrued interest payable – related parties and $37,719 in payables – related party through the issuance of preferred stock, and repaid $18,800, in payables – related parties through the issuance of common stock.

During the year ended April 30, 2017, net cash used in operating activities was $351,262, as a result of our net loss of $2,074,621 and non-cash gain on extinguishment of debt of $420,203, partially offset by non-cash expenses totaling $1,776,019, decrease in prepaid expenses of $1,875, and increases in accounts payable of $105,534, accrued interest and fees payable of $48,357, accrued interest payable – related parties of $5,809 and payables – related parties of $217,070.

During the year ended April 30, 2018, net cash used in operating activities was $227,256, as a result of our net loss of $3,179,837, stock based compensation of $62,999 shares issued for loan extension of $2, amortization of debt discount of $123,396 and derivative liability change of $2,455,863. Accounts payable and accrued expenses changes were $123,470 with changes to payables to related party of $171,851 and prepaid of $15,000.

During the years ended April 30, 2018 and 2017, we had no net cash provided by or used in investing activities.

During the year ended April 30, 2017, net cash provided by financing activities was $351,432, comprised of net proceeds from convertible notes payable of $579,777, partially offset by repayment of convertible notes payable of $228,345.

During the year ended April 30, 2018, net cash provided by financing activities was $227,071, comprised of net proceeds from convertible notes payable of $202,071, and a note payable of $25,000.

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

We believe a related party and other lenders will provide sufficient funds to carry on general operations in the near term and fund PSSI's production and sales.  We expect to raise additional funds from the sale of securities, stockholder loans and convertible debt.  However, we may not be successful in our efforts to obtain financing to carry out our business plan.

As of April 30, 2018, we did not have sufficient cash to fund our operations for the next twelve months.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which is intended to provide necessary funding towards the initial production of our non-X-ray security scanner. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a "best efforts basis," with a first tranche of $25,000 to be completed by August 15, 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.

No funding has been provided as of the date hereof and there is no assurance that funds will be provided by the anticipated initial first tranche of August 15, 2017, or thereafter.  The Company does not intend to file a registration statement for the convertible notes or any shares of the Company's common stock to be issued upon conversion of the notes. Any securities issued pursuant to the Funding Agreement or conversion of the notes will be considered restricted securities.

On May 22,2018 the Company signed an agreement with an investor for a loan of $25,000. The note is convertible 180 days after the date of the note to shares of the Company's common stock at $0.75 per share or a 25% discount to the 10 day trading average prior to conversion; whichever is lower. The total amount of the loan must be converted on the date of conversion.  The note has an annual interest rate of 6%.

On July 6, 2018 the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney's trust account. On July 12, 2018 the Company received  the $250,000 less wire and legal payment of $10,045 for a total of $239,955. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company's common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $6,206,000 as of April 30, 2018.  This loss carry forward may be offset against future taxable income through the year 2039.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2018 and 2017 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2018. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2018 and 2017, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2018 and 2017:

2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,248,160	$-	$-	$3,248,160
Convertible notes payable, net	816,526	816,526	-	-

Total liabilities measured at fair value	$4,064,686	$816,526	$-	$3,248,160

2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$823,454	$-	$-	$823,454
Convertible notes payable, net	594,772	-	-	594,772

Total liabilities measured at fair value	$1,418,224	$-	$-	$1,418,224

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

Recent Accounting Pronouncements

See Note 10 to our consolidated financial statements included in this Annual Report for disclosure of recent accounting pronouncement.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 5, 2017, we notified Haynie & Company, Salt Lake City, Utah, that the Defense Technologies was terminating that firm as the company's independent registered public accounting firm. The action was approved unanimously by our board of directors.

The reports of Haynie & Company on the company's financial statements for the two most recent fiscal years did not contain an adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, other than the disclosure of uncertainty regarding the ability for us to continue as a going concern.

On September 4, 2017, we engaged Fruci & Associates II, PLLC ("Fruci"), Spokane, Washington, as our new independent registered public accounting firm to audit the company's consolidated financial statements as of April 30, 2018

During the company's fiscal years previous to fiscal year 2018 we have not consulted with Fruci regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company's consolidated financial statements, and neither a written report nor oral advice was provided to the company that Fruci concluded was an important factor considered by the company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for "smaller reporting companies" under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B. Other Information.

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	64	President, CEO, Secretary, Interim CFO, and Director

Charles C. Hooper	70	Director

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

Charles C. Hooper has a background in Mineral Exploration and Mining and currently is the owner of Old Town Financial in La Jolla, California, a designer, financier and developer of commercial buildings and other real estate projects. Previously, he was a missile guidance engineer designing and building missile guidance systems for the U.S. Army. Mr. Hooper also served as an officer in the U.S. Navy during the Viet Nam war. He is a graduate system engineer from the University of California at Los Angeles and holds a Master of Science Degree in Management.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year fiscal 2018.

Code of Ethics

We currently do not have a code of ethics.  We do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions

Item 11. Executive Compensation.

We do not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We currently have no employees and do not pay any salaries.  Compensation for our officers and directors is generally established through a written Service Agreement.

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2018, 2017 and 2016

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)	2016	$0	$0	$0	$0
2017		$0	$0	$260,750	$260,750
2018		$0	$0	$142,500	$142,500

Charles Cortland Hooper, Director (2)	2016	$0	$0	$0	$0
2017		$0	$0	$167,500	$167,500
2018		$0	$0	$60,000	$60,000

Stephen M. Studdert, Former President, CEO, Secretary, Interim CFO and Director	2016	$0	$0	$30,000	$30,000
2017		$0	$0	$0	$0
2018		$0	$0	$0	$0

Frank Thorwald, former Director	2016	$0	$0	$116,020	$116,020
2017		$0	$0	$0	$0
2018		$0	$0	$0	$0

(1)
Mr. Moses' compensation for the fiscal year ended April 30, 2018 includes $240,000 accrued as a payable to Mr. Moses.  The compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016.  As of April 30, 2018, $202,500 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. ("PSSI"), compensation of $30,000 was accrued for the year with a payable as of April 30, 2018 of 37,500 payable to Mr. Moses.

(2)
Mr. Hooper's compensation for the fiscal year ended April 30, 2018 was $60,000 with $115,000 accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During each of the fiscal year ended April 30, 2018, we accrued  expenses and services rendered by EMAC in the amount of $212,271 pursuant to Administration Agreements with DTII and PSSI.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2018 was $149,280. During the year $37,794 of accrued expense was offset as part of the issuance of 1,308,380 shares of Series A preferred shares of EMAC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of August 14, 2018 with respect to the beneficial ownership of our common stock and based on 1,507,820 shares outstanding:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	467	0.03%

Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	167	0.01%

5% Beneficial Owners: EMAC Handel AG(3) Schuetzenstr. 22 Pfaeffikon,Switzerland	1,008,734	66.9%

All directors and executive officers as a group (2 person)	634	.04%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

(2)	Percentage ownership is based on 1,507,820 shares of common stock outstanding as of August 14, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

During the years ended April 30, 2018 and 2017, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016.

During the year ended April 30, 2018, management and administrative services were compensated by PSSI pursuant to: a Service Agreement between PSSI and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated January 12, 2017 and effective February 1, 2017; and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG ("RAB"), a significant lender of the Company and a major shareholder of PSSI. On January 12, 2018 RAB terminated its contract and assigned its accrued expenses to EMAC Handel. On January 12, 2018 EMAC entered into an agreement with PSSI in place of RAB.
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

As of April 30, 2018, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$87,900

Merrill Moses, President, CEO, Secretary, acting CFO & director	300,000
Charles Hooper, director	115,000
Delbert Blewett, Former President & CEO	20,792
$523,692

During the year ended April 30, 2017, 873,545 shares of our preferred stock were issued to related parties in payment of $381,841 payables – related parties, $45,229 notes payable – related parties and $9,703 accrued interest payable – related parties.

During the year ended April 30, 2017, 633 shares of our common stock valued at $275,250 were issued to our directors for directors' compensation.

During the year ended April 30, 2017, 374 shares of our common stock valued at $56,100 were issued in payment of payables – related parties.

None of our directors are deemed to be independent directors.  We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Hayne & Company:

	2017	2016
Audit fees	$100,000	$50,000
Audit related fees	30,000	-
Tax fees	-	-
All other fees	-	-

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2018	2017
Audit fees	$17,600	$-
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.  Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.  All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

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

*The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Defense Technologies International Corp.

By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Dated: August 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Merrill W. Moses	Director	August 14, 2018
Merrill W. Moses

/S/ Charles C. Hooper	Director	August 14, 2018
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2018 and 2017

Haynie & Company

Certified Public Accountants (a professional corporation)
50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Defense Technologies International Corp.

We have audited the accompanying consolidated balance sheet of Defense Technologies International Corp. as of April 30, 2017, and the related statements of consolidated operations, stockholders' deficit, and cash flows for the year then ended. Defense Technologies International Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, a deficit in stockholders' equity and has sustained recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Haynie & Company

Haynie & company
Salt Lake City, Utah
August 14, 2017

PrimeGlobal
An Association of Independent Accounting Firms

1785 West Printers Row, Salt Lake City, Utah 84119 (801) 972-4800
5974 South Fashion Pointe Dr., Suite 120, South Ogden, Utah 84403 (801) 479-4800
1221 West Mineral Avenue, Suite 202, Littleton, Colorado 80120-4544 (303) 734-4800
673 North Cleveland Avenue, Loveland, Colorado 80537 (303) 577-4800
2702 N Loop 1604 East, Suite 202, San Antonio, Texas 78232 (210) 979-0055

FRUCI & ASSOCIATES II

A Professional Limited Liability Company

802 N Washington
Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Defense Technologies International Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Defense Technologies International Corp. (the Company) as of April 30, 2018, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Consideration of the Company's Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company's auditor since 2017.

Spokane, WA
August 14, 2018

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets

	April 30,
	2018	2017
ASSETS
Current assets:
Cash	$8	$193
Prepaid expenses	-	--
Total current assets	8	193

License agreement	378,600	378,600
Total assets	$378,608	$378,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$352,162	$320,207
Accrued license agreement payment	6,300	25,000
Accrued interest and fees payable	155,896	74,181
Accrued interest payable – related parties	21,383	13,953
Derivative liabilities	3,248,160	823,452
Convertible notes payable	816,526	594,772
Convertible notes payable – related parties	--	57,050
Notes payable – related parties	--	34,426
Payables – related parties	437,968	334,753
Notes payable	25,000	--
Total current liabilities	5,063,395	2,277,794

Total liabilities	5,063,395	2,227,794

Commitments and contingencies

Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized:
Series A – 3,277,369 and 1,473,545 shares issued and outstanding, respectively	328	147
Series B – 520,000 and 500,000 shares issued and outstanding, respectively	52	50
Total preferred shares	380	197

Stockholders' deficit:
Common stock, $0.0001 par value; 200,000,000 shares authorized, 1,283,758 and 125,550 shares issued and outstanding, respectively, post reverse split	128	13
Additional paid-in capital	5,076,110	4,682,357
Accumulated deficit	(9,745,809)	(6,586,401)
Total	(4,669,571)	(1,904,031)
Non-controlling interest	(15,596)	4,833
Total stockholders' deficit	(4,684,787)	(1,899,198)
Total liabilities and stockholders' deficit	$378,608	$378,793

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2018	2017

Revenue	$-	$-

Operating expenses:
Consulting fees	457,011	551,508
General and administrative	129,202	778,314
Exploration costs	--	1,452

Total operating expenses	586,213	1,331,351

Loss from operations	(586,213)	(1,331,151)

Other income (expense):
Gain on share issuance	29,764	--
Loss on notes payable	(192,430)	--
Interest expense	(209,822)	(762,203)
Gain (loss) on derivative liabilities	(2,326,136)	(412,372)
Gain on extinguishment of debt	105,000	420,203

Total other income (expense)	(2,593,624)	(754,372)

Loss before income taxes	(3,179,837)	(2,085,723)

Provision for income taxes	-	-

Net loss	(3,179,837)	(2,085,723)

Non-controlling interest in net loss of consolidated subsidiary	20,429	11,102

Net loss attributed to the Company	$(3,159,408)	$(2,074,621)

Net loss per common share – basic and diluted	$(16.44)	$(76.65)

Weighted average shares outstanding – basic and diluted	193,429	27,421

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders' Deficit For the Years Ended April 30, 2018 and 2017

	Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit

Balance, April 30, 2016		$ -	14,166	$2	$1,450,091	$(4,511,780)	$-	$(3,061,687)
Series A preferred stock issued in payment of related party debt	1,473,545	147	-	-	381,765	-	-	381,765
Series B preferred issued	500,000	50	-	-	54,921	-	-	54,921
Common stock issued for conversion of debt			105,472	10	1,666,108	-	-	1,666,118
Common stock issued for payables – related parties			374	-	56,100	-	-	56,100
Common stock issued for services			2,220	-	591,880	-	-	591,880
Common stock issued for accrued expenses			2,751	1	373,685	-	-	373,686
Common stock issued for debt discount			367	-	80,000	-	-	80,000
Stock options issued for services			-	-	9,056			9,056
Warrant settlement liability			-	-	(50,000)	-	-	(50,000)
Common stock issued for warrant settlement			200	-	--	-	-	-
Beneficial conversion feature of convertible debt			-	-	52,136	-	-	52,136
Warrants issued for debt discount			-	-	14,365	-	-	14,365
Imputed interest on convertible notes payable			-	-	2,250	-	-	2,250
Services and accrued expenses for non-controlling interest			-	-	-	-	15,935	15,935
Net loss			-	-	-	(2,074,621)	(11,102)	(2,085,723)

Balance, April 30, 2017	1,973,545	$197	125,550	$13	$4,682,357	$(6,586,401)	$4,833	$(1,899,198)

	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Deficit

Series A preferred stock issued in payment of debt-related party	1,309,380	131	-	-	130,807	-	-	130,807
Series A preferred stock issued in payment of debt-related party	442,444	45			44,200	-	-	44,200
Common stock issued for conversion of Series A preferred	152,000	15			15,185	-	-	15,185
Series Apreferred stock issued for stock based compensation	(100,000)	(10)	1,000,000	100	(90)	-	-	10
Series B preferred shares issued for consulting	20,000	2	--	--	--	--	--	--
Common stock issued for conversion of debt	--	--	121,040	12	18,878	-	-	18,889
Common stock issued for stock based compensation	--	--	47,500	4	62,994	-	-	62,999
Common stock returned to the company for reissuance	--	--	(11,016)	(1)	1	-	-	--
Derivative gain on conversion of debt	--	--	-	-	121,778	-	-	121,778
Rounding shares issued due to reverse	--	--	684	--	--	--	--	--
Net loss			-	-	-	(3,159,408)	20,429	(3,179,837)

Balance, April 30, 2018	3,792,369	$380	1,283,758	$128	$5,076,110	$(9,745,809)	$(15,596)	$(4,669,191)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2018		2017
Cash flows from operating activities:
Net loss		$(3,179,837)	$(2,085,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		62,999	591,880
Non-controlling interest for services		--	6,100
Imputed interest on convertible notes payable		--	2,250
Gain on issuance		(29,764)	--
Shares issued for loan extension		2	--
Shares issued for contract extension		2	--
Amortization of debt discount to interest expense		68,831	671,431
Loan penalties added to debt principal		--	75,450
Loss on derivative liabilities		2,326,136	412,372
Gain (loss) on extinguishment of debt		(105,000)	(420,203)
Loss on notes		192,430	--
Stock options issued for services		--	9.056
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses		--	1,875
Increase in accounts payable		206,667	113,014
Increase in accrued interest and fees payable		--	48,357
Increase in accrued interest payable – related parties		--	5,809
Increase in payables – related parties		299,351	217,070

Net cash used in operating activities		(158,185)	(351,262)

Cash flows from financing activities:
Proceeds from convertible notes payable, net		133,000	593,277
Proceeds from notes payable		25,000	--
Debt issuance cost		--	(13,500)
Payments on convertible notes payable		--	(228,345)

Net cash provided by financing activities		158,000	351,432

Net increase (decrease) in cash		(185)	170

Cash at beginning of the year		193	23

Cash at end of the year		$8	$193

Non-Monetary Transactions
Common stock issued for convertible debt		$18,890	$176,349
Common stock issued for accrued expenses		$--	$377,636
Common stock issued for debt issuance costs		$--	$80,000
Common stock issued for settlement of warrants	$	- -	$30
Common stock issued for accrued expenses – related party		$--	$56,100
Preferred shares issued for convertible debt		$190,383	$--
Preferred stock issued for accounts payable and accrued expenses – related party			$436,860
Common stock returned to treasury		$1,179	$--
Derivative liability on debt conversion		$121, 779	$--

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended April 30, 2018 and 2017

NOTE 1. NATURE OF BUSINESS AND CONTINUED OPERATIONS

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 76.28% of PSSI with 23.72% acquired by four individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The reverse split was effective on March 20, 2018. The number of shares in the financials are reflective of the reverse split.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2018, the Company has no revenues, has accumulated losses of $9,745,809 since inception on June 19, 2008 and a working capital deficit of $5,063,387 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company's ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2019 by issuing debt and equity securities and by the continued support of its related parties (see Note 5).  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company's business operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The non-controlling interest in PSSI, representing 5,441,436 common shares, or 23,72%, was acquired by several individuals and entities, including related parties, in exchange for services valued at $6,100 and the extinguishment of Company accounts payable – related parties with a book value of $9,835.

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

As of April 30, 2017, convertible debt and related accrued interest payable were convertible into 10,951 shares of the Company's common stock, convertible preferred stock was convertible into 13,157 shares of the Company's common stock, and 867 shares of the Company's common stock were issuable upon exercise of outstanding stock options and warrants.

As of April 30, 2018, convertible debt and related accrued interest payable were convertible into 121,040 shares of the Company's common stock, 100,000 shares of convertible preferred stock was convertible into 1,000,000 shares of the Company's common stock.

Since we had no dilutive effect of stock options, warrants or convertible debt for the years ended April 30, 2018 and 2017, basic weighted average number of common shares outstanding is the same as diluted weighted average number of common shares outstanding.

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

As of April 30, 2018 and 2017, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2018 and 2017:

2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,248,160	$-	$-	$3,248,160
Convertible notes payable , net	816,526	816,526	-	-

Total liabilities measured at fair value	$4,064,686	$816,526	$-	$3,248,160

2017	Total	Level 1	Level 2	Level 3

Derivative liabilities	$823,452	$-	$-	$823,452
Convertible notes payable, net	594,772	-	-	594,772

Total liabilities measured at fair value	$1,418,224	$-	$-	$1,418,224

(a) Derivative Liabilities

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

(b) Non-Monetary Transactions

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

(c) Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of three or fewer months to be cash equivalents.

(d) Exploration Costs

The Company has discontinued its mineral exploration business.  All exploration costs, including lease payments, sampling, metallurgical, engineering, contractor costs, and efforts to obtain mineral rights have been charged to expense as incurred.

(e) Impairment of Long-Lived Assets

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

NOTE 3 – LICENSE AGREEMENT

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

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS's technology with 2,667shares of the Company's common stock.  Additionally, CCS will be entitled to receive 167 shares of the Company's common stock upon completed sales of 1,000 passive scanner units based on the CCS technology.

The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  An initial payment of $5,000 was paid to CCS plus ongoing hourly compensation for services provided.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2.667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $25,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2017 and $6,300 as of April 30, 2018.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

On January 15, 2017, the Company transferred the License Agreement to PSSI in exchange for 15,000,000 common shares of PSSI, or 65.38% ownership. During the FY 2018 the Company increased its ownership of PSSI to 17,500,000 shares or 76.28% of the Company  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Payables – Related Parties

During the years ended April 30, 2018 and 2017, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with EMAC Handles AG ("EMAC"), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2018, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG ("RAB"), a significant lender of the Company and a shareholder of PSSI.

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

On January 31, 2017, $9,835 of payables – related parties were extinguished by EMAC for a non-controlling interest in PSSI.

As of April 30, 2018 and 2017, the Company had payable balances due to related parties totaling $437,968 and $334,753, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

Convertible Notes Payable – Related Parties

Convertible notes payable – related parties are currently in default and consisted of the following at April 30:

	2018	2017
Note payable to related party, no interest, convertible into common stock of the Company at $0.10 per share, imputed interest at 9% per annum	$--	$25,000
Note payable to related party, interest at 6%, convertible into common stock of the Company at $0.10 per share	--	32,050

	$--	$57,050

Convertible notes payable – related parties issued prior to the fiscal year ended April 30, 2014 were convertible 30 days from the first day the Company's common shares are qualified for trading on the OTC Bulletin Board, which occurred in November 2012.  As of April 30, 2017, the convertible note payable – related party of $25,000 had not been converted and therefore is in default.

The convertible notes payable – related parties were paid in full in June 2017 through the issuance of shares of the Company's Series B preferred stock

Notes Payable – Related Parties

Notes payable – related parties in default and consisted of the following at April 30:

	2018	2017
Note payable to related party, with interest at 6% per annum, due September 15, 2013	--	$24,656
Note payable to related party, with interest at 6% per annum, due March 8, 2014	--	7,500
Note payable to related party, with interest at 6% per annum, due December 5, 2013	--	2,270

	$--	$34,426

Accrued interest payable – related parties was $21,383 and $13,953 at April 30, 2018 and 2017, respectively.

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

Effective June 12, 2017, the Company issued 152,000 shares of Series A preferred stock to a related party in repayment of accrued services of $15,200.

NOTE 5 – CONVERTIBLE DEBT PAYABLE

Convertible notes payable consisted of the following at:

	April 30, 2018	April 30, 2017
Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	$11,000	$11,000

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	9,000	9,000

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	91,150	91,150

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	14,500	14,500

Note payable, amended April 30, 2016, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share 90 days from demand	20,000	20,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	17,000	17,000

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	233,825	183,825

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.05 per share	53,650	53,650

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	10,000	10,000

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	15,000	15,000

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	34,337	34,337

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price, in default	50,000	50,000

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	23,750	23,750

Note payable to institutional investor, with interest at 12% per annum, convertible into common stock of the Company at a defined conversion price	12,500	12,500

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	13,664	10,931

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.035 per share	4,190	4,190

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.035 per share	17,350	17,350

Note payable to institutional investor, with interest at 8% per annum, convertible after 180 days into common stock of the Company at a defined conversion price	32,610	37,000

Note payable to institutional investor, with interest at 8% per annum, convertible into common stock of the Company at a defined conversion price	22,500	18,000

Note payable to institutional investor, with interest at 2% per annum, convertible into common stock of the Company at a defined conversion price	56,500	--

Note payable, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price	25,000	--

Note payable to institutional investor, with interest at 2% per annum, convertible into common stock of the Company at a defined conversion price	15,000	--

Note payable to institutional investor, with interest at 2% per annum, convertible into common stock of the Company at a defined conversion price	2,500	--

Note payable to institutional investor, with interest at 2% per annum, convertible into common stock of the Company at a defined conversion price	3,000	--

Note payable, with interest at 6% per annum, convertible into common stock of the Company at $0.10 per share	1,000	--

Note payable, with interest at 15% per annum, convertible into common stock of the Company at $0.25 per share or 60% of the lowest 10 day trading prices	5,000	--

Note payable to institutional investor, with interest at 15% per annum, convertible into common stock of the Company at a defined conversion price	2,500	--

Note payable, with interest at 6% per annum, convertible into common stock of the PSSI and exchangeable for the Company stock at a defined conversion price	20,000	--

Total	816,526	675,590

Less discount	--	(38,411)

Total	$816,526	$594,772

On April 30, 2016, the convertible notes payable with principal balances of $11,000, $9,000, $141,150, $14,500 and $20,000 were amended to establish a conversion price of $0.05 per share, interest at 6% retroactive to the original issuance date of the notes, and a conversion date of 90 days from demand of the lender.  The amendments were determined to be extinguishments of the prior debt and the issuance of new debt in accordance with ASC 470-50, Debt – Modifications and Extinguishments, resulting in a loss on extinguishment of debt totaling $33,237.  In addition, the Company recorded a debt discount and a beneficial conversion feature totaling $195,650 at the inception of the new debt.  On June 9, 2016, the Company issued 822 shares of its common stock in the conversion of $50,000 principal of the $141,150 note and accrued interest payable of $11,644.

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

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company's common stock, depending upon the stock's liquidity as determined by the note holder's broker.  At the inception of the convertible note, the Company paid debt issuance costs of $2,500, recorded a debt discount of $22,500, and recorded a derivative liability of $64,942 related to the conversion feature, and a loss on derivative liability of $42,442.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.  On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company's common stock.  The note is currently in default.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on August 3, 2017.  The investor has the right, after the first six months of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest bid price of the Company's common stock during the 30 trading days immediately ending on the last trading date prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company paid debt issuance costs of $25,500, including 100 shares of its common stock valued at $24,000, and recorded a debt discount of $37,000, including an original issue discount of $5,000, a derivative liability of $173,227 related to the conversion feature, and a loss on derivative liability of $166,727.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note.  In a series of conversions during February through April 2017, the lender converted total principal of $26,069 into a total of 58,344 shares of the Company's common stock.

On November 1, 2016, the Company entered into a convertible promissory note for $4,190, which has no defined maturity date.  The note bears interest at an annual rate of 6% and is payable only on conversion into shares of the Company's common stock at $0.10 per share.

On December 15, 2016, the Company entered into a convertible promissory note with an institutional investor for $37,000, which bears interest at an annual rate of 8% and matures on September 30, 2017.  The investor has the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 58% (representing a discount rate of 42%) of the average of the lowest three trading price of the Company's common stock during the 15 trading days prior to the conversion date.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $35,000, a derivative liability of $96,039 related to the conversion feature, and a loss on derivative liability of $61,039.  Interest expense for the amortization of the debt discount is calculated on a straight-line basis over the life of the convertible note. On May 18, 2017 the Note was sold to Jabro Funding from Power Up lending Group for $40,700.

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

On November 24, 2015, the Company entered into a convertible promissory note with an institutional investor for $55,500, bearing interest at an annual rate of 8% and maturing on November 24, 2016.  At the inception of the convertible note, the Company recorded debt issuance costs of $3,000 in prepaid expenses, a debt discount of $55,500, including an original issue discount of $7,000, a derivative liability of $167,776 related to the conversion feature, and a loss on derivative liability of $119,276.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 55% (representing a discount rate of 45%) of the lowest sale price of the Company's common stock during the twenty consecutive trading days immediately preceding the date of the conversion notice.  The note was paid in full through conversion of $15,125 into a total of 217 shares of the Company's common stock in June 2016 and a cash payment of $40,375 in July 2017.

On February 4, 2016, the Company entered into a convertible promissory note with an institutional investor for $41,000 maturing on February 4, 2017.  A one-time interest charge of 12% was payable in the event the Company did not repay the note during the first 120 days. At the inception of the convertible note, the Company recorded debt issuance costs of $2,500 in prepaid expenses, a debt discount of $41,000, including an original issue discount of $3,500, a derivative liability of $78,034 related to the conversion feature, and a loss on derivative liability of $40,534.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note. The Company also issued warrants to the investor to purchase 46 shares of the Company's common stock at $0.60 per share (see Note 7).  The investor had the right, after the first 180 days of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 60% (representing a discount rate of 40%) of the lowest bid price of the Company's common stock during the 60 consecutive trading days immediately preceding the date of the conversion notice.  The note was paid in full with a cash payment in July 2017.

On September 20, 2016, the Company entered into a convertible promissory note with an institutional investor for $35,000, bearing interest at an annual rate of 9% and maturing on June 20, 2017.  At the inception of the convertible note to institutional investor, the Company recorded debt issuance costs comprised of an obligation to issue 73 shares of its common stock valued at $14,311, and recorded a debt discount of $35,000, a derivative liability of $42,432 related to the conversion feature, and a loss on derivative liability of $21,743.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The investor had the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.  The note principal was increased by a penalty of $12,250 and the total principal of $48,200 was paid in March 2017.

On October 27, 2016, the Company entered into a convertible promissory note with an institutional investor for $40,000, bearing interest at an annual rate of 9% and maturing on July 7, 2017.  At the inception of the convertible note to institutional investor, the Company recorded a debt discount of $40,000, a derivative liability of $47,939 related to the conversion feature, and a loss on derivative liability of $7,939.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.  The investor had the right, commencing on the 180th day of the note, to convert the note and accrued interest in whole or in part into shares of the common stock of the Company at a price per share equal to 72.5% (representing a discount rate of 27.5%) of the lowest trading price of the Company's common stock during the 15 trading days prior to the conversion date.  The note principal was increased by a penalty of $8,200 and the total principal of $47,250 was paid in March 2017.

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

On February 16, 2018, the Company's subsidiary entered into a Convertible Promissory Note with an individual for $20,000.  The note bears interest at an annual rate of 6%, matures on August 1, 2018 and is convertible into common shares of the subsidiary after six months form the date of the note at a 50% discount to the 10day trading average. The shares of the subsidiary maybe exchanged for the Company shares if the subsidiary's shares are not trading. The note may only be exchangeable for shares and not repaid in cash.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of January 31, 2018 the shares had not been issued. On April 30, 2018 the Company accrued an additional $50,000 in principal against the note per the default clause of the note.

During the year ended April 30, 2018, the Company issued a total of 121,040 shares of its common stock in the conversion of $18,890 in convertible notes principal and in accrued interest payable and fees.

During the year ended April 30, 2017, the Company issued a total of 105,472 shares of its common stock in the conversion of $176,349 convertible notes principal and $13,519 accrued interest payable.

As of April 30, 2018, and April 30, 2017, the convertible debt outstanding, net of discount, was $816,526 and $594,772, respectively.

During the years ended April 30, 2018 and 2017, we had the following activity in our derivative liabilities:

Balance at April 30, 2016	$2,081,931

Issuance of convertible notes	262,525
Loss on derivative liability	412,372
Conversion of debt to shares of common stock and repayment of debt	(1,933,376)

Balance at April 30, 2017	823,452

Issuance of convertible notes	200,379
Loss on derivative liability	2,326,136
Conversion of debt to shares of common stock and repayment of debt	(140,393)

Balance at April 30, 2018	$3,248,160

The estimated fair value of the derivative liabilities at April 30, 2018 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.80 – 1.070%
Expected life in years	0.25 - 0.89
Dividend yield	0%
Expected volatility	514.17% - 687.46%

Accrued interest and fees payable were $61,491 and $74,181 at April 30, 2018 and 2017, respectively.

NOTE 6 - EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated a Series A and a Series B preferred stock.  Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights.

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

During the year ended April 30, 2018 the Company issued 1,750,824 series A preferred shares to a related party with a value of $175,182 for the retirement of convertible debt of $57,050, notes payable of $34,426, interest of $23,487 and payables of $37,719, accounts payable of $7,500 and prepaid of $15,000.

During the year ended April 30, 2018 the Company issued 152,000 shares of series A preferred to a related party for $15,200 in accounts payable.

As of April 30, 2018 the Company had 3,277,369 Series A and 520,000 Series B preferred share issued and outstanding.

Common Stock:

The Company has 200,000,000 shares of $0.0001 par value common stock authorized.

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The reverse split was effective on March 20, 2018. The number of shares in the financials are reflective of the reverse split.

During the year ended April 30, 2017, the Company issued a total of 111383 shares of its common stock: 2,220 shares for services valued at $591,880; 105,472 shares in the conversion of  $176,349 convertible notes principal and $13,519 accrued interest payable (net of derivative liabilities, debt discounts, and gain/loss on extinguishment of debt); 374 shares in payment of payables – related party of $56,100; 2,751 shares in payment of accounts payable and accrued expenses of $373,686 (including 2,667 shares for the acquisition of the license agreement ; 367 shares valued at $80,000 for debt issuance costs; and 200 shares for settlement of warrants.  During the year ending April 30, 2018 11,016 shares were returned to the Company and redistributed during the year.

During the years ended April 30, 2018, the Company issued 121,040 shares of its common stock in the conversion of debt and interest of $18,889.

During the year ended April 30, 2018 the Company issued 47,500 shares of common stock for service for $62.999 .

NOTE 7 – STOCK OPTIONS AND WARRANTS

On July 18, 2016, the Company issued warrants to a lender to purchase 167 shares of the Company's common stock at an exercise price of $0.60 per share.  The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

On June 14, 2016, the Company issued warrants to a consultant to purchase 33 shares of the Company's common stock at an exercise price of $0.50 per share. The warrants vested upon grant and expired on June 14, 2017.  The Company estimated the grant date fair value of the warrants at $9,056 using the Black-Scholes option-pricing model and charged the amount to general and administrative expenses.

The following assumptions were used in estimating the value of the warrants issued June and July 2017:

Risk-free interest rate	.55 - .68%
Expected life in years	1.0 - 2.0
Dividend yield	0%
Expected volatility	137.99 – 351.37%

On April 30, 2016, the Company issued options to a consultant to purchase a total of 667 shares of the Company's common stock.  The options vested upon grant, expire on May 31, 2018, with 166 options exercisable at $1.25 per share, 166 options exercisable at $1.50 per share, 166 options exercisable at $1.75 per share and 167,000 options exercisable at $2.00 per share.  The Company estimated the grant date fair value of the options at $117,221 using the Black-Scholes option-pricing model and charged the amount to professional fees.

On February 4, 2016, the Company issued warrants to a lender to purchase 46 shares of the Company's common stock at $0.60 per share.  The warrants vested upon grant and were to expire on February 4, 2021.  The Company estimated the grant date fair value of the warrants at $18,403 using the Black-Scholes option pricing model and charged the amount to interest expense.  The Company and the warrant holder ("Holder") entered into a Warrant Settlement Agreement on August 9, 2016 whereby the Holder exercised 46 shares in exchange for a cash payment by the Company of $50,000, recorded as a reduction of additional paid-in capital, and the issuance by the Company of 200 of its common shares, recorded at par value of $30.

A summary of the Company's stock options and warrants as of April 30, 2018, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2016	712	$1.559
Granted	200	$0.583	2.26
Exercised	(46)	$-
Forfeited or expired	-	$-

Outstanding and exercisable at April 30, 2017	866	$1.385	1.07		$-
Granted	0			$
Exercised	0			$
Forfeited or expired	(33)			$

Outstanding and exercisable at April 30, 2018	833	$1.50	.06		$83

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $1.60as of April 30, 2018, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 8 – INCOME TAX

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components at April 30:

	2018	2017

Deferred tax assets:
Net operating loss	$1,314,776	$1,485,300
Less: Valuation allowance	(1,314,776)	(1,485,300)

Net deferred tax assets	$-	$-

At April 30, 2018, the Company had net operating loss carry forwards of approximately $6,260,838 that may be offset against future taxable income through 2037.  No tax benefit has been reported in the accompanying consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company's tax years with in the United States remain open for review back to 2015.

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

Based on the recent change in corporation tax rates the Company calculated the deferred tax asset for the year ended April 30, 2018 at 21% compared to a rate of 35% for the same period ended April 30, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2018:

a)
Administration Agreement with EMAC Handel's AG, renewed effective May 1, 2014 for a period of three years. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)
Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

c)
Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

d)
Administration and Management Agreement of PSSI signed January 12, 2017 with RAB Investments AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales. On January 12, 2017 the agreement was cancelled with RAB and assigned to EMAC Handel.

e)
Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 333 common shares of PSSI.

f)
Business Development and Consulting Agreement of PSSI signed January 15, 2017 with WSMG Advisors, Inc., for finder's fees of 10% of funding raised for PSSI and the issuance of 1,000 common shares of PSSI.

NOTE 10 – SUBSEQUENT EVENTS

On May 22, 2018 the Company signed an agreement with an investor for a loan of $25,000. The note is convertible 180 days after the date of the note to shares of the Company's common stock at $0.75 per share or a 25% discount to the 10 day trading average prior to conversion; whichever is lower. The total amount of the loan must be converted on the date of conversion.  The note has an annual interest rate of 6%.

On July 6, 2018 the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney's trust account. On July 12, 2018 the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company's common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

Subsequent to April 30, 2018, the Company issued 224,062 shares of its common stock in the conversion of debt of $137,668.

On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows:

●	Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter.
●
All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive.

●	Invoices for parts and materials will be billed separate of the license fees noted above.