Form 10-Q
period 2018-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2018-09-12
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to _____

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

As of  September 12, 2018, there were 1,657,820 shares of the registrant's common stock, and 3,277,369 Series A preferred and 520,000 Series B preferred; $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE  MONTH PERIODS ENDED JULY 31, 2018 AND 2017

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	July 31, 2018	April 30, 2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$120,183	$8
Inventory	2,787	--
Total current assets	122,970	8

Investments	378,600	378,600
Total assets	$501,570	$378,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$219,607	$352,162
Accrued licenses agreement payable	8,800	6,300
Accrued interest and fees payable	120,576	155,896
Accrued interest payable – related parties	--	21,383
Convertible notes payable, net of discount	749,840	816,526
Derivative liabilities	996,758	3,248,160
Payables – related parties	575,132	437,968
Notes payable	414,226	25,000

Total current liabilities	3,084,939	5,063,395

Total liabilities	3,084,939	5,063,395

Commitments and Contingencies	--	--

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 3,277,369 and 3,277,369 shares issued and outstanding, respectively	328	328
Series B – 520,000 shares issued and outstanding, respectively	52	52

Common stock, $0.0001 par value; 200,000,000 shares authorized, 1,507,820, net of treasury and 1,283,758 shares issued and outstanding, respectively	151	128
Additional paid-in capital	5,115,866	5,076,110
Accumulated deficit	(7,678,075)	(9,745,809)
Total	(2,561,678)	(4,669,571)
Non-controlling interest	(21,691)	(15,596)
Total stockholders' deficit	(2,583,369)	(4,684,787))

Total liabilities and stockholders' deficit	$501,570	$378,608

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2018	2017
Expenses:
General and administrative	$168,750	$156,443

Total expenses	160,750	156,443

Loss from operations	(168,750)	(156,443)

Other income (expense):
Interest expense	(18,661)	(145,589)
Gain (loss) on derivative liability	2,251,402	219,013
Gain (loss) on notes	(2,352)	---

Total other income (expense)	2,230,389	73,424

Income (loss) before income taxes	2,061,639	(83,019)

Provision for income taxes		--

Net income (loss) before non-controlling interest	2,061,639	(83,019)

Non- controlling interest in net loss of the consolidated subsidiary	(6,095)	--

Net income (loss) attributed to the Company	$2,067,734	$(83,019)

Net loss per common share:
Basic and diluted	$1.56	$(0.64)
Diluted	$0.51	$(0.64)

Weighted average common shares outstanding:
Basic	1,318,837	128,281
Diluted	4,017,317	128,281

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2018		2017
Cash flows from operating activities:
Net income (loss)		$2,061,639	$(83,019)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services		--	28,000
Amortization of debt discount to interest expense		--	115,050
(Gain) loss on derivative liability		(2,251,402)	(219,013)
Loss on note		8,093	--
Change in operating assets and liabilities:
( Increase) decrease in inventory		(2,787)	--
Increase (decrease) in accounts payable		(51,149)	(50,500)
Increase in payables – related parties		115,781	113,760
Net cash provided by (used in) operating activities		(119,825)	(95,722)

Cash flows from financing activities:
Repayment of convertible notes payable		(35,000)	96,500
Proceeds from notes payable		275,000	--

Net cash provided by (used in) financing activities		240,000	96,500

Net increase (decrease) in cash		120,175	778

Cash at beginning of period		8	193
Cash at end of period		$120,183	$971

Supplement Disclosures
Interest Paid	$	---	$--
Income tax Paid		$--	$--

Noncash financing and investing activities
Common stock issued for convertible debt		$39,779	$13,890
Note payable issued for accounts payable		$114,226	$--
Preferred shares issued for conversion of debt		--	$190,383
Common stock retired to treasury		--	$1,178
Derivative liability on debt conversion		--	$121,779

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
As of July 31, 2018
(Unaudited)

NOTE -1: BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement. On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3)Invoices for parts and materials will be billed separate of the license fees noted above.

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

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The split became effective with FINRA on March 20, 2018, or as soon thereafter as practicable. The number of shares in the financials are reflective of the reverse split.

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company's fiscal year end is April 30.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended April 30, 2018 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of July 31, 2018, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2018 and 2017.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2018 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of July 31, 2018 and 2017 the value of the inventory was $2,787 and zero, respectively.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. As of July 31, 2018 and April 30, 2018 no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of July 31, 2018, the Company had potential shares issuable under outstanding options, warrants and convertible debt of 2,696,480 shares. With the income  in operations for the three-month period ended July 31, 2018, the additional shares were determined to be dilutive and were used in the calculation of net income per share on a diluted basis.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2018, the Company has no revenues, has accumulated deficit of $7,678,075 and a working capital deficit of $2,961,969 and expects to incur further losses in the development of its business., The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE – 3: INVESTMENTS

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company for 17,500 shares of PSSI valued at $378,600 for 79.8% of PSSI. The balance of PSSI was acquired by four individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

NOTE -4:  RELATED PARTY TRANSACTIONS

Management and administrative services are currently compensated as per a Service Agreement between the Company and its Chief Executive Officer and Director executed on April 25, 2016 and a Service Agreement with the subsidiary PSSI executed on January 12, 2017, a Service Agreement between the Company and a Director executed on May 20, 2016, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2017 plus the assumption of a Service Agreement with the subsidiary PSSI assumed on January 12, 2017, whereby the fee is based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay.  These types of transactions, when incurred, result in payables to related parties in the Company's consolidated financial statements as a necessary part of funding the Company's operations.

As of July 31, 2018, and April 30, 2017, the Company had payable balances due to related parties totaling $575,132 and $437,968, respectively, which resulted from transactions with these related parties and other significant shareholders.

NOTE – 5: NOTES PAYABLE

On July 6, 2018 the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney's trust account. On July 12, 2018 the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company's common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

NOTE – 6: CONVERTIBLE DEBT

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

On July 24, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $15,000.  The note bears interest at an annual rate of 2%, matured on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company's common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $15,000and a loss on note issuance of $11,717.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which was intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a "best efforts basis," with a first tranche of $25,000 completed during August 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.  No funding has been provided as of the date of this filing and there is no assurance that funds will be provided.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of July 31, 2018 the shares had not been issued.

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

On July 10, 2018 RAB agreed to buy the outstanding convertible debt from Jabro Funds for $35,000. The Company as part of the agreement paid Jabro Funds the $35,000 for the debt and considered it retired and paid in full.

During the three months ended July 31, 2018, the Company issued a total of 224,062 shares of its common stock in the conversion of $39,778 in convertible notes principal , accrued interest payable and fees.

As of July 31, 2018, and April 30, 2018, the convertible debt outstanding, net of discount, was $749,840 and $816,526, respectively.

NOTE – 7:  FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

Level 1 -
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

Level 3 -
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value.

As of July 31, 2018, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended July 31, 2018:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of April 30, 2018	$--	$--	$3,248,160
Debt discount related to new debt	--	--	--
Day one measurement of new debt	--	--	--
Change in fair value of the derivative	--	--	(2,251,402)
Conversion of debt to shares of common stock and repayment of debt	--	--	--

Balance at July 31, 2018	$--	$--	996,758

The estimated fair value of the derivative liabilities at July 31, 2018 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.125%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	407.00%

NOTE – 8: EQUITY

Common Stock

Effective July 5, 2017, EMAC returned 7,850 common shares of the Company that were previously issued in payment for certain mineral lease properties in Nevada.

In June 2017, the Company entered into a ninety-day Business Consulting Agreement with Mark Taggatz ("Taggatz") for the development and commercialization of the Company's progressive scan technology.  The Company is to pay Taggatz fees totaling $37,500, payable in common stock of the Company.  The Company issued 9,333 shares of its common stock in July 2017  for payment of $28,000 of this obligation.

During the three month period ended July 31, 2018, the Company issued 224,062 shares of its common stock in the conversion of debt of $39,778.

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

As of July 31, 2018 the Company had 3,277,369 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

On April 30, 2016, the Company issued options to a consultant to purchase a total of 667 shares of the Company's common stock.  The options vested upon grant, expired on May 31, 2018

In January, 2016, the Company issued warrants to a lender to purchase 167 shares of the Company's common stock at an exercise price of $900 per share.  The warrants vested upon grant and expired on July 17, 2018

A summary of the Company's stock options and warrants as of July 31, 2018, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2018	833	$1.50	.06	$83
Granted	--	$--
Exercised	-	$-
Forfeited or expired	(833)	$-

Outstanding and exercisable at July 31, 2018	--	$--	--	$--

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2018:

a)
Administration Agreement with EMAC Handel's AG, renewed effective May 1, 2017 for a period of three years. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

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

d)
Administration and Management Agreement of PSSI signed January 12, 2017 with RAB Investments AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales. On January 12, 2017 the agreement was cancelled with RAB and assigned to EMAC Handel

e)
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

On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows

•	Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter.

•
All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive.

•	Invoices for parts and materials will be billed separate of the license fees noted above.

NOTE – 11:  SUBSEQUENT EVENTS

On August 15, 2018 the Company issued 150,000 shares of common stock to Michele Hillbery per the definitive agreement with the Company dated July 6, 2018.

On August 29, 2018 the Company entered into a settlement agreement with Firstfire Global Opportunity Fund where the Company will pay Firstfire $250,000 plus $50,000 in common stock to settle all the debt owed Firstfire by the Company. Under terms of the agreement the Company will pay $125,000 upon receipt of initial funding and $125,000 within 90 days after the initial payment. On December 1, 2018 the Company will issue the $50,000 in stock with the number of shares being based on the lessor of $1.00 per share or a 25% discount of the average closing share price during the 10 trading days prior to the issuance of the shares. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Firstfire will remain in place less the $125,000 paid by the Company. The initial payment of $125,000 was made on September 6, 2018.

On August 31, 2018 the Company entered into a debentures purchase agreement whereas the Company may issue debentures to up to $275,000 in value various subscribers that are convertible into common shares of the Company. In addition to the debentures, the subscribers  will receive 100,000 warrants with a conversion price of $0.70 per share of common stock

On September 5, 2018 the Company entered into a settlement agreement with Crown Bridge Partners LLC where the Company will pay Crown Bridge $100,000 to settle all the debt owed Crown Bridge by the Company. Under terms of the agreement the Company will pay $30,000 upon receipt of initial funding and $70,000 within 90 days after the initial payment. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Crown Bridge will remain in place less the $30,000 paid by the Company. The initial payment of $30,000 was made on September 6, 2018.

The Company has evaluated subsequent events to determine events occurring after July 31, 2018 through September 12, 2018 that would have a material impact on the Company's financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement.

On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3)Invoices for parts and materials will be billed separate of the license fees noted above

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company owns 79.8% of PSSI with 20.2% acquired by several individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company's outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The split became effective on March 20, 2018.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three  months ended July 31, 2018 and 2017.

Our general and administrative expenses for the three  months ended July 31, 2018 was $168,750 compared to $156,443 for the same period ended July 31, 2017.  The decrease was due primarily to lower cost of legal accounting and professional fees.

Interest expenses incurred in the three months ended July 31, 2018 was $18,661 compared to $145,589 for the three July months ended July 31, 2017.  The decrease was attributable to lower cost of debt discounts and loan conversion for equity.

Gain on derivative liability of $2,251,402 was incurred in the three  months period ended July 31, 2018, compared to a loss of $ 219,013 for the three  months ended July 31, 2017.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the Black-Scholes pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at the Binominal Lattice model at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on notes of $2,352 for the three  months ended July 31, 2018, and zero for the same periods in 2017. The loss on notes resulted primarily as a result of the payment of convertible notes of $35,000.

Total other income for the three  months periods ended  July 31, 2018 was $2,230,389, compared to, $73,424 for the three months period in 2017. The variance is primarily due to the gain in derivative liability of $2,251,402 in the 2018 three  month period compared to the gain of $219,013 in the same in 2017.

Net income before non-controlling interest for the three months ended July 31, 2018 was $2,061,639 compared to a loss of $83,019 for the 2017 period. After adjusting for our consolidated subsidiary, net loss for the three months ended July 31, 2018 and 2017 was $2,067,734 and $83,019, respectively.

Liquidity and Capital Resources

At July 31, 2018, we had total current assets of $122,970, and total current liabilities of $3,084,939, resulting in a working capital deficit of $2,961,969.  Included in our current liabilities and working capital deficit at July 31, 2018 are derivative liabilities totaling $996,758 related to the conversion features of certain of our convertible notes payable and convertible notes of $749,840, net of discount.

Our current liabilities as of July 31, 2018 is comprised of amounts due to related parties of $575,132.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At July 31, 2018, we had total convertible notes payable of $749,840.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the three months ended July 31, 2018, net cash used in operating activities was $119,825 compared to $95,722 in the same period in 2017. Net cash used in 2018 consisted of net income  of $2,061,639 offset by gain in derivative liability of $2,251,402, increase in inventory of $2,787 and accounts payable of $51,149.

During the three months ended July 31, 2018, net cash provided by financing activities was $240,000, comprised of proceeds from notes payable of $275,000 offset by repayment of convertible notes payable of $35,000. This compares to net cash provided in the same period in 2017 of $96,000 from convertible notes.

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
On September 6, 2018, we received funding for the production of up to 100 units at a cost of $84,500.00. We built 4 Passive Portal units, two of which will be used in the previously announced BETA Test at a school near Austin Tx. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2018, the Company issued a total of 224,062 shares of its common stock in the conversion of $39,778 in convertible notes principal , accrued interest payable and fees. These shares were issued in a private transaction to a person familiar with our business pursuant to an exemption from registration from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 12, 2018	By: /S/ MERRILL W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer