Form 10-Q
period 2018-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2018-12-13
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to ________

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State of Incorporation)	(I.R.S. Employer Identification Number)

2683 Via De La Valle, Suite G418, Del Mar, CA 92014
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]   No  [X]

As of  December 14, 2018, there were 3,657,820 shares of the registrant's common stock, and 2,925,359 Series A preferred and 520,000 Series B preferred; $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE  AND SIX MONTH PERIODS ENDED OCTOBER 31, 2018 AND 2017

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	October 31, 2018	April 30, 2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$60,412	$8
Inventory	2,787	--
Total current assets	63,199	8

Deposits	3,000	--
Investments	378,600	378,600
Total assets	$444,799	$378,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$224,434	$352,162
Accrued licenses agreement payable	11,300	6,300
Accrued interest and fees payable	131,113	155,896
Accrued interest payable – related parties	--	21,383
Convertible notes payable, net of discount	869,937	816,526
Derivative liabilities	2,043,413	3,248,160
Payables – related parties	613,882	437,968
Notes payable	429,226	25,000

Total current liabilities	4,323305	5,063,395

Total liabilities	4,323305	5,063,395

Commitments and Contingencies	--	--

Stockholders' deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 3,277,369 shares issued and outstanding, respectively	292	328
Series B – 520,000 shares issued and outstanding, respectively	52	52

Common stock, $0.0001 par value; 200,000,000 shares authorized, 3,657,820, net of treasury and 1,283,758 shares issued and outstanding, respectively	366	128
Additional paid-in capital	5,233,998	5,076,110
Accumulated deficit	(9,087,651)	(9,745,809)
Total	(3,853,287)	(4,669,571)
Non-controlling interest	(25,563)	(15,596)
Total stockholders' deficit	(3,878,506)	(4,684,787))

Total liabilities and stockholders' deficit	$444,799	$378,608

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
As of October 31,
Unaudited)

	Three Months		Six Months
	2018	2017	2018	2017
Expenses:
General and administrative	$252,747	$85,474	$421,497	$241,917

Total expenses	252,747	85,474	421,497	241,917

Loss from operations	(252,747)	(85,474)	(421,497)	(241,917)

Other income (expense):
Interest expense	(100,575)	(15,661)	(119,236)	(98,379)
Loss on note	(5,244)	--	(7,596)	--
Interest – note discount	(8,472)	--	(8,472)	--
Gain (loss) on derivative liability	(1,036,410)	244,013	1,214,992	463,026
Gain (loss) on extinguishment of debt	(10,000)	---	(10,000)	(62,704)

Total other income (expense)	(1,160,701)	228,352	1,069,688	301,943

Income (loss) before income taxes	(1,413,448	142,878	648,191	60,026

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	(1,413,448)	142,878	648,191	60,026

Non- controlling interest in net (gain) loss of the consolidated subsidiary	3,872	--	9,967	--

Net income (loss) attributed to the Company	$(1,409,576)	$142,878	$658,158	$60,026

Net loss per common share:
Basic	$(0.68)	$1.10	$0.38	$0.46
Diluted	$(0.68)	$0.48	$0.16	$0.20

Weighted average common shares outstanding:
Basic	2,083,095	130,565	1,716,403	129,392
Diluted	2,083,095	299,493	4,136,181	298,653

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2018		2017
Cash flows from operating activities:
Net income (loss)		$648,191	$60,026
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services		45,000	27,996
Amortization of debt discount to interest expense		(21,529)	108,206
(Gain) loss on derivative liability		(1,204,747)	(463,026)
Loss on note		8,093	--
Change in operating assets and liabilities:
( Increase) decrease in inventory		(2,787)	--
Increase in prepaid expenses		--	15,000
Deposits		(3,000)	--
Increase (decrease) in accounts payable and accrued expense		56,752	(9,450)
Increase in payables – related parties		154,531	151,060
Net cash provided by (used in) operating activities		(319,496)	(110,188)

Cash flows from financing activities:
Proceeds from convertible notes		280,000	110,000
Repayment of convertible notes payable		(190,100)	--
Proceeds from notes payable		300,000	--
Repayment of notes payable		(10,000)	--

Net cash provided by (used in) financing activities		379,900	110,000

Net increase (decrease) in cash		60,404	(188)

Cash at beginning of period		8	193
Cash at end of period		$60,412	$5

Supplement Disclosures
Interest Paid	$	---	$--
Income tax Paid		$--	$--

Noncash financing and investing activities
Common stock issued for the conversion of preferred shares		$200	$--
Common stock issued for convertible debt		$39,779	$13,890
Note payable issued for accounts payable		$114,226	$--
Preferred shares issued for conversion of debt		$--	$190,383
Common stock retired to treasury		$--	$1,178
Derivative liability on debt conversion		$--	$121,779
Accrued interest paid though repayment of notes		$90,037	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
As of October 31, 2018
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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company's consolidated financial position as of October 31, 2018, the consolidated results of its operations and its consolidated cash flows for the three and six months ended October 31, 2018 and 2017.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2018 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of October 31, 2018 and 2017 the value of the inventory was $2,787 and zero, respectively.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. As of October 31, 2018 and April 30, 2018 no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company's net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company's net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of October 31, 2018, the Company had potential shares issuable under outstanding options, warrants and convertible debt of 2,419,778 shares. With the income  in operations for the six-month period ended October 31, 2018, the additional shares were determined to be dilutive and were used in the calculation of net income per share on a diluted basis. During the three months ended October 31, 2018 the Company experienced a loss thus the dilutive shares were considered antidilutive and removed from the dilutive share calculation.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2018, the Company has no revenues, has accumulated deficit of $9,087,651 and a working capital deficit of $4,257,172 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of October 31, 2018, and April 30, 2018, the Company had payable balances due to related parties totaling $613,882 and $437,968, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On July 17, 2017, the Company entered into a Convertible Promissory Note amendment with an institutional investor for$25,000.  The note bears interest at an annual rate of 15%, as part of the note that is in default.  The note is convertible into common shares of the Company at a variable conversion price equal to 60% multiplied by the lowest one-day trading price of the Company's common stock during the twenty one trading days prior to the conversion date. At the inception of the convertible note, the recorded a debt discount of $22,920.

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

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of October 31, 2018 the shares had not been issued.

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

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder will receive 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share.

On October 4, 2018 the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes.

During the six months ended October 31, 2018, the Company issued a total of 224,062 shares of its common stock in the conversion of $39,778 in convertible notes principal , accrued interest payable and fees.

As of October 31, 2018, and April 30, 2018, the convertible debt outstanding, net of discount, was $869,937 and $816,526, respectively.

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

As of October 31, 2018, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended October 31, 2018:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of April 30, 2018	$--	$--	$3,248,160
Debt discount related to new debt	--	--	--
Day one measurement of new debt	--	--	--
Change in fair value of the derivative	--	--	(1,204,747)
Conversion of debt to shares of common stock and repayment of debt	--	--	--

Balance at October 31, 2018	$--	$--	2,043,413

The estimated fair value of the derivative liabilities at October 31, 2018 was calculated using the Binomial Lattice pricing model with the following assumptions:

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

On August 15, 2018 the Company issued 150,000 shares of common stock to Michele Hillbery with a value of $45,000 per the definitive agreement with the Company dated July 6, 2018.

On October 10, 2018, the Company issued 2,000,000 shares of common stock, to EMAC Handels AG for the conversion of 200,000 shares of Defense Technologies Series A Convertible Preferred Stock. Each Series A Preferred Share is convertible into ten shares of the company's common stock. EMAC, a Swiss company, is a principal stockholder and, after the new issuance of shares, owns a total of 2,624,605 shares of common stock, or 71.75% of the total issued and outstanding shares.

During the six month period ended October 31, 2018, the Company issued 224,062 shares of its common stock in the conversion of debt of $39,778.

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

Effective June 12, 2017, the Company issued 152,000 shares of Series A preferred stock to a related party in repayment of accrued services of $15,200.  This shares were not issued as reported as had been issued earlier so have been reduced from the total Series A shares outstanding.

On October 10, 2018 200,000 shares of Series A preferred was converted to 2,000,000 shares of common stock.

Effective December 14, 2017, the Company issued 20,000 shares of Series B preferred stock to Controlled Capture Systems, LLC to extend the exclusive rights to the Passive Security Scan to March 15, 2018.

As of October 31, 2018 the Company had 2,925,369 Series A and 520,000 Series B preferred shares issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

On April 30, 2016, the Company issued options to a consultant to purchase a total of 667 shares of the Company's common stock.  The options vested upon grant, expired on May 31, 2018.

In January, 2016, the Company issued warrants to a lender to purchase 167 shares of the Company's common stock at an exercise price of $900 per share.  The warrants vested upon grant and expired on July 17, 2018.

On October 10, 2018 the Company  entered into a service agreement with Hanover International, Inc. Per the terms of the agreement, Hanover will operate as an independent contractor to the company, providing consulting services related to business and finance strategy. In consideration for its services, Hanover will receive a monthly retainer and be entitled to earn up to 20,000 five-year, cashless warrants, exercisable for DTII common stock.

A summary of the Company's stock options and warrants as of October 31, 2018, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2018	833	$1.50	.06	$83
Granted	100,000	$0.70	2.83
Exercised	-	$-
Forfeited or expired	(833)	$(1.50)	--	--

Outstanding and exercisable at October 31, 2018	100,000	$0.70	2.83	$--

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2018:

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

On October 5, 2018 the Company entered into a consulting agreement with Hanover International for a period of one year with Hanover providing general business consulting enhancing the communications of the Company with its shareholders and the general public. Hanover will be compensated with a cash payment of $3,500 per month and 20,000 five year cashless  warrants convertible at $0.70 per share. The warrants are to be earned in tranches of 5,000 with the intimal tranche being issued 91 days after the date of service agreement is signed and each 5,000 tranche to be issued 90 days each thereafter.

On October 16, 2018, the Company entered into a Commercial Lease Agreement with RDS Rental GP, whereby we procured a lease of commercial property located in Rexburg, Idaho. The lease consists of approximately 4,700 square feet and will commence on November 1, 2018 for a term of 36 months at the rental rate of $3,250.00 per month.

NOTE – 11:  SUBSEQUENT EVENTS

On November 12, 2018 the Company signed an agreement with Integrity Media to provide investor relations for the Company. The term of the agreement is from November 12, 2018 through February 111, 2019. Under the terms of the agreement the Company will, within 90 days of the agreement issue 64,000 of common stock.

The Company has evaluated subsequent events to determine events occurring after October 31, 2018 through December 14, 2018 that would have a material impact on the Company's financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and six  months ended October 31, 2018 and 2017.

Our general and administrative expenses for the three and six  months ended October 31, 2018 was $252,747 and $421,497 compared to $85,474 and $241,917 for the same period ended October 31, 2017.  The increase was due primarily to higher consulting  cost along with legal accounting and other professional fees.

Interest expenses incurred in the three and six months ended October 31, 2018 was $100,575  and $119,236 compared to $15,661 and $98,379 for the three and six months ended October 31, 2017.  The change in interest expense can be attributed to increased interest charges with the note consolidation of the RAB notes adding interest from non interest notes since inception.

Gain on derivative liability of $1,204,747 was incurred in the six  months period ended October 31, 2018, compared to a gain of $463,026 for the six  months ended October 31, 2017.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at the Binominal Lattice model at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on notes of $10,000 for both the three and six  months ended October 31, 2018, and zero and $62,704 for the same periods in 2017. The loss on notes resulted primarily as a result of the payment of convertible note for settlement of $12,500.

Total other income and expense for the three and six  months periods ended  October 31, 2018 was expense of $ 1,160,701 and income of $1,069,688, compared to incomes of  $228,520 and $301,943 for the three and six months period in 2017. The variance is primarily due to the gain in derivative liability of $1,214,922 in the 2018 six  month period compared to the gain of $463,026 in the same in 2017.

Net income and loss before non-controlling interest for the three and six months ended October 31, 2018 was a net loss of $1,413,448 and  net income of $648,191 compared net incomes of $143,046  and $60,026 for the 2017 periods. After adjusting for our consolidated subsidiary, for the three and six months ended October 31, 2018 and 2017 net loss for the three months period was $1,409,576 and net income of $658,158 compared to net incomes of $143,046 and $60,026, respectively.

Liquidity and Capital Resources

At October 31, 2018, we had total current assets of $63,133, and total current liabilities of $4,323,305, resulting in a working capital deficit of $4,260,172.  Included in our current liabilities and working capital deficit at October 31, 2018 are derivative liabilities totaling $2,4043,413 related to the conversion features of certain of our convertible notes payable and convertible notes of $964,777 ( net of discount $869,937).

Our current liabilities as of October 31, 2018 is comprised of amounts due to related parties of $613,882.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At October 31, 2018, we had total convertible notes payable ,net of discount of $869,937.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the six months ended October 31, 2018, net cash used in operating activities was $319,496 compared to $110,188 in the same period in 2017. Net cash used in 2018 consisted of net income  of $648,191offset by gain in derivative liability of $1,204,747, increase in inventory of $2,787 and payables-related parties of $154,531 and decrease in accounts payable of $56,752 .

During the six months ended October 31, 2018, net cash provided by financing activities was $379,900, comprised of proceeds from notes payable of $300,000 and convertible debt of $280,000 offset by repayment of convertible notes payable of $190,100 and notes payable of $10,000. This compares to net cash provided in the same period in 2017 of $110,000 from convertible notes.

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

On September 6, 2018, we received funding for the production of up to 100 units at a cost of $84,500. We built 4 Passive Portal units, two of which will be used in the previously announced BETA Test at a school near Austin Tx. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2018 the Company issued 150,000 shares of common stock to Michele Hillbery with a value of $45,000 per the definitive agreement with the Company dated July 6, 2018.

On October 10, 2018, the Company issued 2,000,000 shares of common stock, to EMAC Handels AG for the conversion of 200,000 shares of Defense Technologies Series A Convertible Preferred Stock. Each Series A Preferred Share is convertible into ten shares of the company's common stock. EMAC, a Swiss company, is a principal stockholder and, after the new issuance of shares, owns a total of 2,624,605 shares of common stock, or 71.75% of the total issued and outstanding shares.

During the six month period ended October 31, 2018, the Company issued 224,062 shares of its common stock in the conversion of debt of $39,778.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 14, 2018	By: /S/ MERRILL W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer