Form 10-Q
period 2019-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2019-03-25
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to_____

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

As of  March 25, 2019, there were 4,466,911 shares of the registrant’s common stock, and 2,925,359 Series A preferred and 520,000 Series B preferred; $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE  AND NINE MONTH PERIODS ENDED JANUARY 31, 2019 AND 2018

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	January 31, 2019	April 30, 2018
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$58	$8
Inventory	2,787	--
Total current assets	2,845	8

Deposits	3,000	--
License agreement	378,600	378,600
Total assets	$384,445	$378,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$233,042	$352,162
Accrued licenses agreement payable	23,800	6,300
Accrued interest and fees payable	161,190	155,896
Accrued interest payable – related parties	--	21,383
Convertible notes payable, net of discount	879,242	816,526
Derivative liabilities	1,444,280	3,248,160
Payables – related parties	679,868	437,968
Notes payable	429,226	25,000

Total current liabilities	3,850,648	5,063,395

Total liabilities	3,850,648	5,063,395

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 3,277,369 shares issued and outstanding, respectively	292	328
Series B – 520,000 shares issued and outstanding, respectively	52	52

Common stock, $0.0001 par value; 200,000,000 shares authorized, 4,219,245, net of treasury and 1,283,758 shares issued and outstanding, respectively	422	128
Additional paid-in capital	5,356,298	5,076,110
Accumulated deficit	(8,808,527)	(9,745,809)
Total	(3,451,463)	(4,669,571)
Non-controlling interest	(14,740)	(15,596)
Total stockholders’ deficit	(3,466,203)	(4,684,787))

Total liabilities and stockholders’ deficit	$384,445	$378,608

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
As of January 31,
(Unaudited)

	Three Months		Nine Months
	2019	2018	2019	2018
Expenses:
General and administrative	$257,309	$62,776	$678,800	$305,192

Total expenses	257,309	62,776	678,800	305,192

Loss from operations	(257,309)	(62,776)	(678,800)	(305,192)

Other income (expense):
Interest expense	(30,077)	(31,910)	(149,313)	(129,790)
Loss on note	--	--	(7,596)	(62,703)
Interest – note discount	(21,805)	--	(30,277)	--
Gain (loss) on debt extinguishment	--	--	(10,000)	--
Gain (loss) on derivative liability	599,132	(477,166)	1,814,124	(14,140)

Total other income (expense)	547,250	(509,076)	1,616,938	(206,633)

Income (loss) before income taxes	289,941	(571,852)	938,138	(511,825)

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	289,941	(571,852)	938,138	(511,825)

Non- controlling interest in net (gain) loss of the consolidated subsidiary	(10,823)	4,833	(856)	4,833

Net income (loss) attributed to the Company	$279,118	$(567,019)	$937,282	$(506,992)

Net loss per common share:
Basic	$0.07	$(4.38)	$0.37	$(3.90)
Diluted	$0.05	$(4.38)	$0.22	$(3.90)

Weighted average common shares outstanding:
Basic	4,027,687	130,565	2,514,927	129,780
Diluted	5,840,922	130,565	4,328,162	129,780

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Shareholders Equity
As of January 31,
(Unaudited)

	Preferred Shares						Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, October 31, 2017	3,375,369	$337	500,000	$50	199,365,345	$19,936	$5,016,293	$(6,526,293)	$4,833	$(1,484,928)
Preferred shares issued for license	--	--	20,000	2	--	--	--	--	--	2
Reverse of shares					(199,232,435)	(19,923)	19,923	--	--	--
Net loss	--	--	--	--		--	--	(571,851)	--	(571,851)
Balance January 31, 2018	3,375,569	337	520,000	52	132,910	13	5,036,316	(7,098,226)	4,833	(2,056,774

Common stock issued for preferred shares	(100,000)	(10)			1,000,000	100	(90)	--	--	10
Common stock issued for service	--	--	--	--	35,000	4	34,996	--	--	35,000
Common stock issued for conversion	--	--	--	--	100,000	10	4,990	--	--	5,000
Shares returned	--	--	--	---	-	(1)	1	--	--	--
Rounding of shares issued	--	--	--	--	15,848	2	(2)	--	--	--
Net loss	--	--	--	--	--	--	--	(2,647,664)	(20,429)	(2,668,093)
Balance April, 30 ,2018	3,277,369	328	520,000	52	1,282,758	128	5,076,111	(9,745,075)	(15,596)	(4,684,786)

Common stock issued for debt	--	--	--	--	224,062	23	39,756	-	-	39,779
Net Income (loss)	--	--	--	--	--	--	--	2,067,734	(6,095)	2,061,639
Balance July 31, 2018	3,227,469	328	520,000	52	1,507,820	151	5,115,866	(7,678,075)	(21,691)	(2,583,370)

Preferred share issued earlier	(152,000)	(16)	--	-	--	--	(14)	--	--	(2)
Common stock issued for services	--	--	--	--	150,000	15	44,985	--	--	45,000
Common stock issued for conversion of preferred shares	(200,000)	(20)	--	--	2,000,000	200	(180)	--	--	--
Debt discount	--	--	--	--	--	--	73,312	--	--	73,312
Net income (loss)	--	--	--	--	--	--	--	(1,409,576)	(3,872)	(1,413,448)
Balance October 31, 2018	2,925,369	292	520,000	52	3,657,820	366	5,233,998	(9,087,651)	(25,563)	(3,878,505)

Stock issued for service	--	--	--	--	311,425	31	109,825	--	--	109,856
Stock issued for debt conversion	--	--	--	--	250,000	25	12,475	--	--	12,500
Net income (loss)	--	--	--	--	-	-	-	278,124	10,823	289,947
Balance, January 31, 2019	2,925,369	$292	520,000	$52	4,219,245	$422	$5,356,298	$(8,808,527)	$14,740	$(3,466,203)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2019		2018
Cash flows from operating activities:
Net income (loss)		$938,138	$(511,825)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services		154,856	27,996
Amortization of debt discount to interest expense		5,266	123,396
Loss on notes		13,347	--
(Gain) loss on extinguishment of debt		(10,000)
(Gain) loss on derivative liability		(1,814,124)	14,140
Shares issued for payment extension		--	2
Change in operating assets and liabilities:
( Increase) decrease in inventory		(2,787)	--
Increase in prepaid expenses		--	15,000
Deposits		(3,000)	--
Increase (decrease) in accounts payable and accrued expense		107,937	11,091
Increase in payables – related parties		220,517	205,488
Net cash provided by (used in) operating activities		(389,850)	(114,712)

Cash flows from financing activities:
Proceeds from convertible notes		280,000	115,500
Repayment of convertible notes payable		(190,100)	--
Proceeds from notes payable		300,000	--

Net cash provided by (used in) financing activities		389,900	115,500

Net increase (decrease) in cash		50	788

Cash at beginning of period		8	193
Cash at end of period		$58	$981

Supplement Disclosures
Interest Paid	$	---	$--
Income tax Paid		$--	$--

Noncash financing and investing activities
Common stock issued for the conversion of preferred shares		$200	$--
Common stock issued for convertible debt		$52,279	$13,890
Note payable issued for accounts payable		$114,226	$--
Preferred shares issued for conversion of debt		$--	$190,383
Common stock retired to treasury		$--	$1,178
Derivative liability on debt conversion		$28,472	$121,779
Accrued interest paid though repayment of notes		$90,037	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
As of January 31, 2019
(Unaudited)

NOTE -1: BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement. On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3)Invoices for parts and materials will be billed separate of the license fees noted above.

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

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company’s outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The split became effective with FINRA on March 20, 2018, or as soon thereafter as practicable. The number of shares in the financials are reflective of the reverse split.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2019, the consolidated results of its operations and its consolidated cash flows for the three and nine months ended January 31, 2019 and 2018 plus its statement of shareholders equity for the periods from October 31, 2017 through January 31, 2019 .  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2019 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of January 31, 2019 and 2018 the value of the inventory was $2,787 and zero, respectively.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. As of January 31, 2019 and April 30, 2018 no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of January 31,  2019, the Company had potential shares issuable under outstanding options, warrants and convertible debt of 1,813,235 shares. With the income  in operations for the three and  nine-months period ended January 31, 2019, the additional shares were determined to be dilutive and were used in the calculation of net income per share on a diluted basis.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2019, the Company has no revenues, has accumulated deficit of $8,808,527 and a working capital deficit of $3,847,803 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of January 31, 2019, and April 30, 2018, the Company had payable balances due to related parties totaling $679,868 and $437,968, respectively, which resulted from transactions with these related parties and other significant shareholders.

NOTE – 5: NOTES PAYABLE

On March 5, 2018 the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000.The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 6, 2018 the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney’s trust account. On July 12, 2018 the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

On July 18, 2018 the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder  20% of any funding event of private or public equity. As of January 31, 2019 the Company owed the note holder $104,363 plus interest.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note.

On May 25, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $56,500, with net proceeds to the Company of $52,000.  The note bears interest at an annual rate of 2%, matured on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company’s common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company paid debt issuance costs of $4,500, recorded a debt discount of $47,500 and a loss on note issuance of $50,959.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note. The note is in default and now carries an interest rate of 15%.

On July 17, 2017, the Company entered into a Convertible Promissory Note amendment with an institutional investor for $25,000.  The note bears interest at an annual rate of 15%, as part of the note that is in default.  The note is convertible into common shares of the Company at a variable conversion price equal to 60% multiplied by the lowest one-day trading price of the Company’s common stock during the twenty one trading days prior to the conversion date. At the inception of the convertible note, the recorded a debt discount of $22,920.

On July 24, 2017, the Company entered into a Convertible Promissory Note with an institutional investor for $15,000.  The note bears interest at an annual rate of 2%, matured on May 25, 2018 and is convertible into common shares of the Company after twelve months at a variable conversion price equal to 55% multiplied by the lowest one-day trading price of the Company’s common stock during the twenty trading days prior to the conversion date. At the inception of the convertible note, the Company recorded a debt discount of $15,000 and a loss on note issuance of $11,717.  Interest expense for the amortization of the debt discount was calculated on a straight-line basis over the life of the convertible note. The note is in default and now carries an interest rate of 15%.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which was intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a “best efforts basis,” with a first tranche of $25,000 completed during August 2017. In exchange for the funds, DTIC will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.  No funding has been provided as of the date of this filing and there is no assurance that funds will be provided.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of January 31, 2019 the shares had not been issued.

On February 16, 2018 Passive Security Scan Inc , a subsidiary of the Company issued a $20,000  convertible  note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

On March 5, 2018 the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000.The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On May 22, 2018 the Company signed an agreement with an investor for a loan of $25,000. The note is convertible 180 days after the date of the note to shares of the Company’s common stock at $0.75 per share or a 25% discount to the 10 day trading average prior to conversion; whichever is lower. The total amount of the loan must be converted on the date of conversion.  The note has an annual interest rate of 6%.

On July 6, 2018 the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney's trust account. On July 12, 2018 the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder received 150,000 shares of the Company's common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

On July 10, 2018 RAB agreed to buy the outstanding convertible debt from Jabro Funds for $35,000. The Company as part of the agreement paid Jabro Funds the $35,000 for the debt and considered it retired and paid in full.

On August 29, 2018 the Company entered into a settlement agreement with Firstfire Global Opportunity Fund where the Company will pay Firstfire $250,000 plus $50,000 in common stock to settle all the debt owed Firstfire by the Company. Under terms of the agreement the Company will pay $125,000 upon receipt of initial funding and $125,000 within 90 days after the initial payment. The Company agreed to issue on December 31, 2018 $50,000 in stock with the number of shares being based on the lessor of $1.00 per share or a 25% discount of the average closing share price during the 10 trading days prior to the issuance of the shares. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Firstfire will remain in place less the $125,000 paid by the Company. The initial payment of $125,000 was made on September 6, 2018. The shares have not been issued and the balance of the note has not been paid.

On September 5, 2018 the Company entered into a settlement agreement with Crown Bridge Partners LLC where the Company will pay Crown Bridge $100,000 to settle all the debt owed Crown Bridge by the Company. Under terms of the agreement the Company will pay $30,000 upon receipt of initial funding and $70,000 within 90 days after the initial payment. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Crown Bridge will remain in place less the $30,000 paid by the Company. The initial payment of $30,000 was made on September 6, 2018.The balance of the payment was not paid within the 90 day period.

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The debenture bears interest at 15% per annum.  The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder will receive 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share.

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

During the nine months ended January 31, 2019, the Company issued a total of 474,062 shares of its common stock in the conversion of $52,279 in convertible notes principal , accrued interest payable and fees.

As of January 31, 2019, and April 30, 2018, the convertible debt outstanding, net of discount, was $879,242 and $816,526, respectively.

On March 5, 2018 the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000.The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 18, 2018 the Company entered into a promissory note of $114,226,26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder  20% of any funding event of private or public equity. As of January 31, 2019 the Company owed the note holder $104,363 plus interest.

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

Level 3 –
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As of January 31, 2019, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended January 31, 2019:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of April 30, 2018	$--	$--	$3,248,160
Debt discount related to new debt	--	--	5,000
Loss on note of new debt	--	--	5,244
Change in fair value of the derivative	--	--	(1,814,124)
Conversion of debt to shares of common stock and repayment of debt	--	--	--

Balance at January 31, 2019	$--	$--	1,444,280

The estimated fair value of the derivative liabilities at January 31, 2019 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.125%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	407.00%

NOTE 8: EQUITY

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

During the quarter ended January 31, 2019 the Company issued 311,425 shares of common stock with a value of $109,856 for service.

During the nine month period ended January 31, 2019, the Company issued 474,062 shares of its common stock in the conversion of debt of $52,279.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated Series A and Series B preferred stock.  On December 11, 2018 the Company change the conversion rights of both Series A and Series B to five shares of common stock for one share of preferred stock from ten shares of common stock  for one share of preferred stock. Each share of the Series A preferred stock is now convertible into five common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is now convertible into five common shares and carries no voting rights.

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

As of January 31, 2019 the Company had 2,925,369 Series A and 520,000 Series B preferred shares issued and outstanding.

NOTE - 9: STOCK OPTIONS AND WARRANTS

On April 30, 2016, the Company issued options to a consultant to purchase a total of 667 shares of the Company’s common stock.  The options vested upon grant, expired on May 31, 2018.

 In January, 2016, the Company issued warrants to a lender to purchase 167 shares of the Company’s common stock at an exercise price of $900 per share.  The warrants vested upon grant and expired on July 17, 2018.

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

A summary of the Company’s stock options and warrants as of January 31, 2019, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2018	833	$1.50	.06	$83
Granted	100,000	$0.70	2.83
Exercised	-	$-
Forfeited or expired	(833)	$(1.50)	--	--

Outstanding and exercisable at January 31, 2019	100,000	$0.70	2.53	$0.00

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2019:

a)
Administration Agreement with EMAC Handel’s AG, renewed effective May 1, 2017 for a period of three years. Monthly fee for administration services of $5,000, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

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

d)
Administration and Management Agreement of PSSI signed January 12, 2017 with EMRC Handel, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

e)
Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 333 common shares of PSSI.

f)
Business Development and Consulting Agreement of PSSI signed January 15, 2017 with WSMG Advisors, Inc., for finder’s fees of 10% of funding raised for PSSI and the issuance of 1,000 common shares of PSSI.

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

●	Invoices for parts and material will be billed separate of the license fees noted above.

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

On November 12, 2018 the Company entered into a service agreement with Integrity Media, Inc for investor relations. The term of the contract is three months. The Company paid Integrity with 64,000 shares of common stock for the service. If the Company cancels the service, the shares are not refundable.

On December 31, 2018 the Company subsidiary PSSI issued a distributor license to Aztech Educational Resources LLC to distribute the Company’s production the state of Arizona and Clark County Nevada. The Company grants exclusive distribution rights to Aztech for schools in the area named above with a 20% discount to the retail price.

NOTE – 11: LEASE AGREEMENT

On October 16, 2018, the Company entered into a Commercial Lease Agreement with RDS Rental GP, whereby we procured a lease of commercial property located in Rexburg, Idaho. The lease consists of approximately 4,700 square feet and will commence on November 1, 2018 for a term of 36 months at the rental rate of $3,250.00 per month.

During the three and nine month periods ended January 31, 2019 the Company incurred rent expense of $9,750 and $11,015 compared to $0 for both periods in 2018.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year	Amount
2019	$9,750
2020	$39,000
2021	$39,000
2022	$21,125
Total	$108,875

On November 12, 2018 the Company signed an agreement with Integrity Media to provide investor relations for the Company. The term of the agreement is from November 12, 2018 through February 11, 2019. Under the terms of the agreement the Company agreed to issue 64,000 of common stock which was issued on November 31, 2018.

NOTE – 12:  SUBSEQUENT EVENTS

On February 9, 2019 the Company cancelled its agreement with Hanover International.

On January 26, 2019 the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of March 7, 2019 the loan had not been executed or funded by the lender.

On February 5, 2019 the Company issued 83,333 shares of common stock to Firstfire Global with a value of $10,000 for convertible debt

On February 26, 2019 the Company entered into a consulting agreement with Montecito Ventures. The agreement is for 90 days with automatic extension of three month periods unless either party give notes of termination. The Company will issue 25,000 shares of restricted stock per month during the term of the agreement.

On March 4, 2019 the Company issued 76,000 shares of common stock to Crown Bridge Partners with a value of $ 5,130  for the conversion of debt.

The Company has evaluated subsequent events to determine events occurring after January 31, 2019 through March 25, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement.

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

On January 19, 2018 the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company’s outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The split became effective on March 20, 2018.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three and nine  months ended January 31, 2019 and 2018.

Our general and administrative expenses for the three and nine  months ended January 31, 2019 was $257,309 and $678,800 compared to $62,776 and $305,192 for the same period ended January 31, 2018.  The increase was due primarily to higher consulting  cost along with legal accounting and other professional fees.

Interest expenses incurred in the three and nine months ended January 31, 2019 was $30,077 and $149,313 compared to $31,190 and $129,970 for the three and nine months ended January 31, 2018.  The change in interest expense can be attributed to increased interest charges with the note consolidation of the RAB notes adding interest from non interest notes since inception.

Gain on derivative liability of $1,814,124 was incurred in the nine months period ended January 31, 2019 compared to a loss of $14,140 for the nine  months ended January 31, 2018.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at the Binominal Lattice model at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on notes of $7,596 for the nine  months ended January 31, 2019, and $62,703 for the same periods in 2018. The loss on notes resulted primarily as a result of the payment of convertible note for settlement of $12,500.

Total other income and expense for the three and nine  months periods ended  January 31, 2019 was income  of $547,250 and $1,616,938, compared to expense of  $509,076 and $206,633 for the same periods in 2018 The variance is primarily due to the gain in derivative liability of $1,814,124 in the 2019 nine  month period compared to the loss of $14,140 in the same in 2018.

Net income and loss before non-controlling interest for the three and nine months ended January 31, 2019  was net income of $289,947 and   $938,138 compared net losses of $571,852 and $511,825 for the 2018 periods. After adjusting for our consolidated subsidiary, for the three and nine months ended January 31, 2019 and 2018 net income for the three months period was $279,121 and net income of $937,282 compared to net losses of $567,019 and $506,992 in 2018, respectively.

Liquidity and Capital Resources

At January 31, 2019, we had total current assets of $2,845, and total current liabilities of $3,850,648, resulting in a working capital deficit of $3,847,803.  Included in our current liabilities and working capital deficit at January 31, 2019 are derivative liabilities totaling $1,444,280 related to the conversion features of certain of our convertible notes payable and convertible notes, net of discount of $879,242.

Our current liabilities as of January 31, 2019 is comprised of amounts due to related parties of $679,868.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At January 31, 2019, we had total convertible notes payable ,net of discount of $879,242.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the nine months ended January 31, 2019, net cash used in operating activities was $389,850 compared to $114,712 in the same period in 2018. Net cash used in 2019 consisted of net income  of $938,138 offset by gain in derivative liability of $1,814,124, increase in inventory of $2,787 and payables-related parties of $220,517 and accounts payable of $107,937 .

During the nine months ended January 31, 2019, net cash provided by financing activities was $389,900, comprised of proceeds from notes payable of $300,000 and convertible debt of $280,000 offset by repayment of convertible notes payable of $210,000.

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

We believe a related party and other lenders will provide sufficient funds to carry on general operations in the near term and fund DTC’s production and sales.  We expect to raise additional funds from the sale of securities, stockholder loans and convertible debt.  However, we may not be successful in our efforts to obtain financing to carry out our business plan.

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

Despite the material weaknesses in financial reporting noted above, we believe that our consolidated financial statements included in this report fairly present our financial position, results of operations, statement of shareholders equity and  and cash flows as of and for the periods presented in all material respects.

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

During the quarter ended January 31, 2019 the Company issued 311,425 shares of common stock with a value of $109,856 for service.

During the nine month period ended January 31, 2019, the Company issued 474,062 shares of its common stock in the conversion of debt of $52,279.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 25, 2019	By: /S/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer