Form 10-K
period 2019-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2019-08-13
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
   [ X ]    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2019

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

The number of shares outstanding of the Company’s $.0001 Par Value Common Stock as of August 13, 2019 was 5,022,244.  The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2018 was with a market value of $1,282,581. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Our principal executive office is located at 2683 Via De La Ville Suite G418, Del Mar CA 92014 147, telephone (1-800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.

Our website address is http://www.defensetechnologiesintl.com.

Development of Scanner Technology Business

Defense Technologies International Corp. (the “Company”) acquired the world-wide exclusive rights to the Passive Security Scan™ a ‘next generation, walk-through personnel scanning system. This patented product (US Patent: 7408461) is an advanced passive scanning technology for detection and identifying concealed threats to be used for the security of schools and other public venues.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets that include a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2,667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $36,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2019  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date no sales of the product have been completed. The Company reviewed the valuation of the license agreement and determined to impair the asset of $378,600.

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

With the completion of requisite funding, we expect to place the first units during the fall of 2019 and commence a major marketing campaign at the same time.  We believe that we will start production and sales within the coming three to six months.

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

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2019.

Fiscal year ended April 30, 2019

	High	Low

First Quarter	$1.80	$0.33
Second Quarter	$1.00	$0.29
Third Quarter	$0.85	$0.25
Fourth Quarter	$0.48	$0.15

Fiscal year ended April 30, 2018

	High	Low

First Quarter	$8.41	$2.38
Second Quarter	$12.68	$3.73
Third Quarter	$5.46	$5.46
Fourth Quarter	$3.73	$0.75

As of August 3, 2019, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2019.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended April 30, 2019 the Company issued 686,425 shares of common stock with a value of $189,374 for service.

During the year ended April 30, 2019, the Company issued 768,728 shares of its common stock in the conversion of debt of $85,055.

During the year ended April 30, 2019, the Company issued 33,333 shares of its common stock for cash with a value of $5,000.

During the year ended April 30, 2019, the Company issued 250,000 shares of its common stock for the extension of a convertible note payable with a value of $12,500.

Dividends Policy

We have never declared cash dividends on our preferred or common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

A summary of the Company’s stock options and warrants as of April 30, 2019, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at April 30, 2017	866	$1.385	1.07	$-
Granted	0	$--	--	--
Exercised	0	$--	--	--
Forfeited or expired	(33)	$--	--	--

Outstanding and exercisable at April 30, 2018	833	1.50	.06	$83
Granted	850,000	1.14	2.75	--
Exercised	--	--	--	--
Forfeited or expired	(833)	--	--	--
Outstanding and exercisable at April 30. 2019	850,000	1.14	2.75	$816,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.18as of April 30, 2019, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Through April 30, 2019, the Company has no revenues, has accumulated losses of $9,276,082 since inception on June 19, 2008 and had a working capital deficit of $3,921,154 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2019 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the years ended April 30, 2019 and 2018.

Our general and administrative expenses increased to $863,775 in the year ended April 30, 2019 from $586,213 in the year ended April 30, 2018.  The increases are due primarily to an increase in stock based compensation, including shares issued to our new President and to a Director, and the issuance of shares to investor relations consultants.  We also incurred an increase in professional fees and costs.

Our interest expense decreased to $196,233 in the year ended April 30, 2019 from $209,822 in the year ended April 30, 2018.  The decrease in interest expense is due primarily to lower interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a gain on derivative liability of $2,008,512 and loss of $2,326,136 in the years ended April 30, 2019 and 2018, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of $10,000 and a gain of $105,000 in the years ended April 30, 2019 and 2018, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.  This gain will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material. In addition we had a loss on notes payable of $ 10,243 in 2019 and $192,430 in 2018  and  finance and interest cost on notes of $193,941 in 2019.

As of April 30, 2019 after an impairment analysis the Company decided to impair the license agreement with a value of $378,600 reducing it to zero.

As a result, we recognized a net gain of $355,720 and net loss of $3,179,837 in the years ended April 30, 2019 and 2018, respectively.

Because we own 76.28% of PSSI as of April 30, 2019, we include 76.28% of the net loss of PSSI for the year ended April 30, 2019 in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $114,007, for the year ended April 30, 2019.

Liquidity and Capital Resources

At April 30, 2019, we had total current assets of $13.347, consisting of cash of $60, inventory of $2,787 and prepaid expenses of $10,500. Current liabilities at April 30, 2019 were $3,921,214 resulting in a working capital deficit of $3,921,154.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $1,252,539 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2019 is comprised of amounts due to related parties of $749,879.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.  Subsequent to April 30, 2018, we extinguished a substantial portion of our related party liabilities through the issuance of shares of our Class A preferred stock.

At April 30, 2019, we had total convertible notes payable of $959,800, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to convertible notes payable, we received total net cash proceeds of $320,000 during the year ended April 30, 2019.  These new short-term notes, which have a total principal balance of $959,800 at April 30, 2019, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

During the year ended April 30, 2019 we extinguished $85,055 in principal through conversion of convertible notes payable to common stock.

During the year ended April 30, 2019 we repaid $190,000 in convertible notes payable from the proceeds of new notes.

During the year ended April 30, 2019, net cash used in operating activities was $424,940, as a result of our net gain of $355,720 and loss on extinguishment of debt of $10,000, change in fair value of $2,008,512, increase in prepaid expenses of $10,500, and increases in accounts payable of $155,951 and accrued payable – related parties of $290,528.

During the year ended April 30, 2018, net cash used in operating activities was $158,185, as a result of our net loss of $3,179,837, stock based compensation of $62,999, shares issued for loan extension of $2, amortization of debt discount of $68,831 and derivative liability change of $2,326,136. Accounts payable increased $206,667 and payables to related party increased $299,351, with a loss on notes of $192,430 and gain on debt extinguishment of $105,000.

During the year ended April 30, 2019, net cash provided by financing activities was $425,000. This was comprised of net proceeds from convertible notes payable of $320,000, partially offset by repayment of convertible notes payable of $190,000, along with common stock sold for cash of $5,000 and notes payable issued for $290,000.

During the year ended April 30, 2018, net cash provided by financing activities was $158,000 comprised of net proceeds from convertible notes payable of $133,000, and a note payable of $25,000.

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

We believe a related party and other lenders will provide sufficient funds to carry on general operations in the near term and fund PSSI’s production and sales.  We expect to raise additional funds from the sale of securities, stockholder loans and convertible debt.  However, we may not be successful in our efforts to obtain financing to carry out our business plan.

As of April 30, 2019, we did not have sufficient cash to fund our operations for the next twelve months.

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which is intended to provide necessary funding towards the initial production of our non-X-ray security scanner. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a "best efforts basis," with a first tranche of $25,000 to be completed by August 15, 2017. In exchange for the funds, DTII will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.

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

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $4,074,509 as of April 30, 2019.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2019 and 2018 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2019. The following is a description of those significant accounting policies that involve estimates and judgment by management.

Derivative Liabilities

We have identified the conversion features of certain of our convertible notes payable as derivatives.  We estimate the fair value of the derivatives using American Option Binomial pricing model.  We estimate the fair value of the derivative liabilities at the inception of the financial instruments, at the date of conversions to equity and at each reporting date, recording a derivative liability, debt discount, and a gain or loss on change in derivative liabilities as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility and variable conversion prices based on market prices as defined in the respective agreements.  These inputs are subject to significant changes from period to period and to management's judgment; therefore, the estimated fair value of the derivative liabilities will fluctuate from period to period, and the fluctuation may be material.

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

As of April 30, 2019 and 2018, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2018 and 2019:

2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,248,160	$-	$-	$3,248,160
Convertible notes payable , net	816,526	816,526	-	--

Total liabilities measured at fair value	$4,064,686	$816,526	$-	$3,248,160

2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,252,539	$-	$-	$1,252,539
Convertible notes payable, net	959,800	959,800	-	--

Total liabilities measured at fair value	$2,212,339	$959,800	$-	$1,252,539

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. As of April 30, 2019 the Company impaired the license agreement expensing $378,600.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Annual Report for disclosure of recent accounting pronouncements.

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

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

 Changes in Internal Controls over Financial Reporting

We have not made any changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the attestation report requirement has been removed for “smaller reporting companies” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B. Other Information.

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	65	President, CEO, Secretary, Interim CFO and Director

Charles C. Hooper	71	Director

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

The business experience of each of the persons listed above during the past five years is as follows:

Merrill W. Moses attended Brigham Young University and over the past 40 years has been an entrepreneur and founder of a variety of independent business ventures.  He has also been involved in operating an independent oil and gas company and a mining and exploration company.  Since 1992, Mr. Merrill has served as President and CEO of two oil and gas companies, Energy Pro Inc. and Dynamic Energy & Petroleum Inc.  Mr. Moses is also a founding partner in 2007 of Liberty Capital International, Inc., an international financial and project management company that provides various private client financial and asset management services.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2019.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2019, 2018 and 2017

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)(1)	2017	$0	$0	$260,750	$260,750
	2018	$0	$0	$142,500	$142,500
	2019	$0	$0	$150,000	$150,000
Charles Cortland Hooper, Director (2)	2017	$0	$0	$167,500	$167,500
	2018	$0	$0	$60,000	$60,000
	2019	$0	$0	$60,000	$60,000

(1) Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016.  As of April 30, 2019, $260,500 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $30,000 was accrued for the year with a payable as of April 30, 2019 of $67,500 payable to Mr. Moses.

(2) Mr. Hooper’s compensation for the fiscal year ended April 30, 2019 was $60,000 with $174,000 accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During each of the fiscal year ended April 30, 2018, we accrued  expenses and services rendered by EMAC in the amount of $212,271 pursuant to Administration Agreements with DTII and PSSI.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2019 was $227,083.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of August 14, 2019 with respect to the beneficial ownership of our common stock and based on 5,022,244 shares outstanding:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

Directors and Executive Officers:

Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	1,000,467	19.92%

Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	167	0..00%

5% Beneficial Owners: EMAC Handels AG(3) Schuetzenstr. 22 Pfaeffikon,Switzerland	1,374,605	27.4%

All directors and executive officers as a group (2 person)	1,000,634	19.92%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.
(2)	Percentage ownership is based on 5,022,244 shares of common stock outstanding as of August 14, 2019.
(3)	EMAC Handels AG is a Swiss company located in Pfaeffikon, Switzerland, owned and controlled by Thomas Hiestand.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

During the years ended April 30, 2019 and 2018, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2019, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

Previously on December 11, 2018, the Board of Directors resolved to change the terms of the company’s Series A and Series B Preferred Shares from ten (10) shares of DTII common stock for each one (1) share of Preferred Stock, to five (5) shares of DTII common stock for each one (1) share of Preferred Stock. The revised conversion terms applied to all issued and outstanding Preferred Shares and to future issuances of Series A and Series B Preferred Stock.

As of April 30, 2019, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$294,587

Merrill Moses, President, CEO, Secretary, acting CFO & director	260,500
Charles Hooper, director	174,000
Delbert Blewett, Former President & CEO	20,792
$749,879

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2019	2018
Audit fees	$34,939	$17,600
Audit related fees	1,168	--
Tax fees	--	--
All other fees	--	--

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

PART  IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name

21.1	Subsidiaries of Defense Technologies International Corp.

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	XBRL Instance Document

101 SCH*	XBRL Schema Document

101 CAL*	XBRL Calculation Linkbase Document

101DEF*	XBRL Definition Linkbase Document

101 LAB*	XBRL Labels Linkbase Document

101 PRE*	XBRL Presentation Linkbase Document

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
Dated: August 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Merrill W. Moses	Director	August 13, 2019
Merrill W. Moses

/S/ Charles C. Hooper	Director	August 13, 2019
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. (“the Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017. Spokane, Washington
August 13, 2019

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets

	April 30,
	2019	2018
ASSETS
Current assets:
Cash	$60	$8
Inventory	2,787
Prepaid expenses	10,500	--
Total current assets	13,347	8

License agreement	--	378,600
Total assets	$13,347	$378,608

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$283,489	$352,162
Accrued license agreement payment	36,300	6,300
Accrued interest and fees payable	209,981	155,896
Accrued interest payable – related parties	--	21,383
Derivative liabilities	1,252,539	3,248,160
Convertible notes payable, net of discount	959,800	816,526
Payables – related parties	749,879	437,968
Notes payable	429,226	25,000
Total current liabilities	3,921,214	5,063,395

Total liabilities	3,921,214	5,063,395

Commitments and contingencies	--	--

Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized:
Series A – 2,925,369 and 3,277,369 shares issued and outstanding, respectively	292	328
Series B – 520,000 and 520,000 shares issued and outstanding, respectively	52	52
Total preferred shares	344	380

Stockholders’ deficit:
Common stock, $0.0001 par value; 200,000,000 shares authorized, 5,022,244 and 1,283,758 shares issued and outstanding, respectively, post reverse split	502	128
Additional paid-in capital	5,496,972	5,076,110
Accumulated deficit	(9,276,082)	(9,745,809)
Total	(3,778,608)	(4,669,571)
Non-controlling interest	(129,603)	(15,596)
Total stockholders’ deficit	(3,908,211)	(4,684,787)
Total liabilities and stockholders’ deficit	$13,347	$378,608

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2019	2018

Revenue	$-	$-

Operating expenses:
Consulting fees	487,362	457,011
General and administrative	376,413	129,202

Total operating expenses	863,775	586,213

Loss from operations	(863,775)	(586,213)

Other income (expense):
Impairment of asset	(378,600)	--
Gain on share issuance	--	29,764
Gain (loss) on notes payable	(10,243)	(192,430)
Finance and interest cost on notes	(193,941)	--
Interest expense	(196,233)	(209,822)
Gain (loss) on derivative liabilities	2,008,512	(2,326,136)
Gain on extinguishment of debt	(10,000)	105,000

Total other income (expense)	1,219,495	(2,593,624)

Gain(loss) before income taxes	355,720	(3,179,837)

Provision for income taxes	--	-

Net gain (loss)	355,720	(3,179,837)

Non-controlling interest in net loss of consolidated subsidiary	114,008	20,429

Net gain (loss) attributed to the Company	$469,728	$(3,159,408)

Net loss per common share – basic	$0.15	$(16.44)

Weighted average shares outstanding – basic	3,063,756	193,429

Net loss per common share – diluted	$0.01	$(16,44)

Weighted average shares outstanding - diluted	49,799,334	193,429

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2019 and 2018
					Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount
Balance April 30, 2017	1,973,545	$197	125,550	$13	$4,682,357	$(6,586,401)	$4,833	$(1,899,198)
Series A preferred stock issued in payment of debt-related party	1,309,380	131	-	-	130,807	-	-	130,807
Series A preferred stock issued in payment of debt-related party	442,444	45			44,200	-	-	44,200
Common stock issued for conversion of Series A preferred	152,000	15			15,185	-	-	15,185
Series A preferred stock issued for stock based compensation	(100,000)	(10)	1,000,000	100	(90)	-	-	10
Series B preferred shares issued for consulting	20,000	2	--	--	--	--	--	--
Common stock issued for conversion of debt	--	--	121,040	12	18,878	-	-	18,889
Common stock issued for stock based compensation	--	--	47,500	4	62,994	-	-	62,999
Common stock returned to the company for reissuance	--	--	(11,016)	(1)	1	-	-	--
Derivative gain on conversion of debt	--	--	-	-	121,778	-	-	121,778
Rounding shares issued due to reverse	--	--	684	--	--	--	--	--
Net loss			-	-	-	(3,159,408)	(20,429)	(3,179,837)
Balance, April 30, 2018	3,797,369	380	1,283,758	128	5,076,110	(9,745,809)	(15,596)	(4,684,787)
Common stock issued for cash	--	--	33,333	3	4,997	--	--	5,000
Common stock issued for service	--	--	686,425	69	189,305	--	--=	189,374
Common stock issued for debt	--	--	768,728	77	84,978	--	--	85,055
Preferred shares issued earlier	(152,000)	(16)	--	--	16	--	--	--
Common stock issued for conversion of preferred shares	(200,000)	(20)	2,000,000	200	(180)	--	--	--
Common stock issued for contract extension	--	--	250,000	25	12,475	--	--	12,500
Warrants and options issued	--	--	--	--	129,271	--	--	129,271
Net loss	--	--	--	--	--	469,727	(114,007)	355,720
Balance, April 30, 2019	3,445,369	$344	5,022,244	$502	$5,496,972	$(9,276,082)	(129,603)	(3,908,211)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended April 30,
	2019	2018
Cash flows from operating activities:
Net gain (loss)	$355,720	$(3,179,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	189,374	62,999
Gain on issuance		(29,764)
Impairment of asset	378,600	2
Shares issued for contract extension	12,500	2
Fee for loan extension	30,000
Amortization of debt discount to interest expense	163,943	68,831
(Gain) loss on derivative liabilities	(2,008,512)	2,326,136
Gain(loss) on extinguishment of debt	10,000	(105,000)
Loss on notes	10,243	192,430
Change in operating assets and liabilities:
(increase) decrease in inventory	(2,787)	--
(Increase) decrease in prepaid expenses	(10,500)	--
Increase in accounts payable	155,951	206,667
Increase in payables – related parties	290,528	299,351

Net cash used in operating activities	(424,940)	(158,185)

Cash flows from financing activities:
Proceeds from sale of common stock for cash	5,000	--
Repayment of convertible notes	(190,000)	--
Proceeds from convertible notes payable, net	320,000	133,000
Proceeds from notes payable	290,000	25,000

Net cash provided by financing activities	425,000	158,000

Net increase (decrease) in cash	52	(185)

Cash at beginning of the year	8	193

Cash at end of the year	$60	$8

Non-Monetary Transactions
Common stock issued for convertible debt	$85,055	$18,890
Common stock issued for the conversion of preferred shares	$20	$--
New notes issued to pay old notes	$90,037	$--
Ap converted to note payable	$114,226	$--
Preferred shares issued for convertible debt	$--	$190,383
Common stock returned to treasury	$--	$1,179
Derivative liability on debt conversion	$73,312	$121,779
Preferred shares adjusted to issuance	$16	$--
Warrant financing expense	$73,313	$--

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Notes to Consolidated Financial Statements
Years Ended April 30, 2019 and 2018

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2019, the Company has no revenues, has accumulated losses of $9,276,082 since inception on June 19, 2008 and a working capital deficit of $3,921,154 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2019 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of April 30, 2019 the Company elected to impair its licenses agreement of $378,600.

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

As of April 30, 2018, convertible debt and related accrued interest payable were convertible into 121,040 shares of the Company’s common stock, 100,000 shares of convertible preferred stock was convertible into 1,000,000 shares of the Company’s common stock.

As of April 30, 2019, convertible debt and related accrued interest payable were convertible into 5,706,022 shares of the Company’s common stock, 200,000 shares of convertible preferred stock was convertible into 2,000,000 shares of the Company’s common stock, 582,857 warrants were convertible into 582,857 shares of common stock and 250,000 options were convertible into 250,000 shares of common stock.

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

As of April 30, 2019 and 2018, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2019 and 2018:

2018	Total	Level 1	Level 2	Level 3

Derivative liabilities	$3,248,160	$-	$-	$3,248,160
Convertible notes payable , net	816,526	816,526	-	--

Total liabilities measured at fair value	$4,064,686	$816,526	$-	$3,248,160

2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$1,252,539	$-	$-	$1,252,539
Convertible notes payable, net	959,800	959,800	-

Total liabilities measured at fair value	$2,212,339	$959,800	$-	$1,252,539

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

(d)  Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make various products for sale.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2,667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $36,300 in its consolidated balance sheet as of April 30, 2019 and $6,300 as of April 30, 2018.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

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

Also in cononection with the Amendment to the Definitive Agreement, the investors that provided funding for the development of CCS's technology received 500,000 shares of PSSI common stock.

The Company reviewed its valuation of the license agreement and as of April 30, 2019 the Company elected to impair its licenses agreement resulting in an impairment loss of $378,600.

NOTE 4.  RELATED PARTY TRANSACTIONS

Payables – Related Parties

During the years ended April 30, 2019 and 2018, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2019, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

Previously on December 11, 2018, the Board of Directors resolved to change the terms of the company’s Series A and Series B Preferred Shares from ten (10) shares of DTII common stock for each one (1) share of Preferred Stock, to five (5) shares of DTII common stock for each one (1) share of Preferred Stock. The revised conversion terms applied to all issued and outstanding Preferred Shares and to future issuances of Series A and Series B Preferred Stock.

As of April 30, 2019 and 2018, the Company had payable balances due to related parties totaling $749,879 and $437,968, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

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

On July 18, 2018 the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder  20% of any funding event of private or public equity. As of April 30, 2019 the Company owed the note holder $104,363 plus interest.

On January 26, 2019 the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of April 30, 2019 the $25,000 of the loan was funded by the lender.

NOTE 5.  CONVERTIBLE DEBT

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

On July 24, 2017, the Company entered into a Funding Agreement with RAB Investments AG, a current lender and stockholder located in Zug, Switzerland, which was intended to provide necessary funding towards the initial production of our Offender Alert Passive Scan. The Funding Agreement calls for RAB to fund a minimum of $50,000 to a maximum of $150,000 on a “best efforts basis,” with a first tranche of $25,000 completed during August 2017. In exchange for the funds, DTII will issue convertible notes that may be converted into common stock of the Company at a discount of 25%, based on the 10-day average trading value of Company shares at the time of the initial conversion.  The notes may be converted at any time, in whole or partially, but all conversions must be at the same rate as the initial conversion.  No funding has been provided as of the date of this filing and there is no assurance that funds will be provided.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of April 30, 2019 the shares had not been issued.

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

On August 29, 2018 the Company entered into a settlement agreement with Firstfire Global Opportunity Fund where the Company will pay Firstfire $250,000 plus $50,000 in common stock to settle all the debt owed Firstfire by the Company. Under terms of the agreement the Company will pay $125,000 upon receipt of initial funding and $125,000 within 90 days after the initial payment. The Company agreed to issue on December 31, 2018 $50,000 in stock with the number of shares being based on the lessor of $1.00 per share or a 25% discount of the average closing share price during the 10 trading days prior to the issuance of the shares. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Firstfire will remain in place less the $125,000 paid by the Company. The initial payment of $125,000 was made on September 6, 2018. The shares have been issued but the balance of the note has not been paid.

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

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The debenture bears interest at 15% per annum.  The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder will receive 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share. The Company did not meet its payment obligation so Ionic granted an extension for an additional $30,000 being added to the principal.

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

On January 26, 2019 the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of April 30 2019 $25,000 of the loan was funded by the lender.

On March 26, 2019 the Company entered into an agreement with Iconic Ventures, LLC to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes.

During the year ended April 30, 2018, the Company issued a total of 121,040 shares of its common stock in the conversion of $18,890 in convertible notes principal and in accrued interest payable and fees.

During the year ended April 30, 2019, the Company issued a total of 768,728 shares of its common stock in the conversion of $85,055 convertible notes principal and accrued interest payable.

As of April 30, 2019, and April 30, 2018, the convertible debt outstanding, net of discount, was $959,800 and $816,526, respectively.

During the years ended April 30, 2018 and 2019, we had the following activity in our derivative liabilities:

Balance at April 30, 2017	823,452

Issuance of convertible notes	200,379
Loss on derivative liability	2,326,136
Conversion of debt to shares of common stock and repayment of debt	(140,393)

Balance at April 30, 2018	$3,248,160

Issuance and conversion of convertible debt - net	12,891
Gain on gain on derivative liability	(2,008,512)

Balance at April 30, 2019	1,252,539

The estimated fair value of the derivative liabilities at April 30, 2019 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.80 – 1.070%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	516.20%

Accrued interest and fees payable were $49,449 and $61,491 at April 30, 2019 and 2018, respectively.

NOTE 6.  EQUITY

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

Effective June 12, 2017, the Company issued 1,309,380 shares of Series A preferred stock to EMAC for consideration totaling $130,938: convertible note payable of $25,000; three notes payable totaling $34,426; accrued interest payable of $18,718; payables – related parties of $22,794 and prepayment of services of $30,000 for the months of May 2017 through January 2017.  The accrued interest payable included interest on the $25,000 convertible note payable compounded at 6% per annum retroactive to January 1, 2012, as negotiated between the parties.

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

During the year ended April 30, 2019 the Company converted   200,000 shares of Series A preferred into 2,000,000 shares of common stock.

As of April 30, 2019 the Company had 2,925,369 shares of  Series A and 520,000 Series B preferred shares issued and outstanding.

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

During the year ended April 30, 2019 the Company issued 686,425 shares of common stock with a value of $189,374 for service.

During the year ended April 30, 2019, the Company issued 768,728 shares of its common stock in the conversion of debt of $85,055.

During the year ended April 30, 2019, the Company issued 33,333 shares of its common stock for cash with a value of $5,000.

During the year ended April 30, 2019, the Company issued 250,000 shares of its common stock for the extension of a convertible note payable with a value of $12,500.

NOTE 7.   STOCK OPTIONS AND WARRANTS

On July 18, 2016, the Company issued warrants to a lender to purchase 167 shares of the Company’s common stock at an exercise price of $0.60 per share.  The warrants vested upon grant and expire on July 17, 2018.  The Company estimated the grant date fair value of the warrants at $14,365 using the Black-Scholes option-pricing model and charged the amount to debt discount.

On June 14, 2016, the Company issued warrants to a consultant to purchase 33 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants vested upon grant and expired on June 14, 2017.  The Company estimated the grant date fair value of the warrants at $9,056 using the Black-Scholes option-pricing model and charged the amount to general and administrative expenses.

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

On February 4, 2016, the Company issued warrants to a lender to purchase 46 shares of the Company’s common stock at $0.60 per share.  The warrants vested upon grant and were to expire on February 4, 2021.  The Company estimated the grant date fair value of the warrants at $18,403 using the Black-Scholes option pricing model and charged the amount to interest expense.  The Company and the warrant holder ("Holder") entered into a Warrant Settlement Agreement on August 9, 2016 whereby the Holder exercised 46 shares in exchange for a cash payment by the Company of $50,000, recorded as a reduction of additional paid-in capital, and the issuance by the Company of 200 of its common shares, recorded at par value of $30.

During the year ended April 30, 2019 the Company issued 600,000 options and 250,000 warrants with a conversion price of $0.70 to $2.50 to 5 individuals. The options have a three year term and the warrants a three and one half term and are convertible into the common shares of the Company.

A summary of the Company’s stock options and warrants as of April 30, 2019, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at April 30, 2017	866	$1.385	1.07		$-
Granted	0			$
Exercised	0			$
Forfeited or expired	(33)			$

Outstanding and exercisable at April 30, 2018	833	1.50	.06		$83
Granted	850,000	1.14	2.75
Exercised	--
Forfeited or expired	(833)
Outstanding and exercisable at April 30. 2019	850,000	1.14	2.75		$816,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.18 as of April 30, 2019, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 8.  INCOME TAX

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2019 and 2018:

	2019	2018
Income/(Loss) Before Income Taxes	$356,572	$(3,179,838)

Income Tax Recovery/Expense	(2,014,255)	(574,954)

Valuation Allowance	855,647	432,653
	$-	$-

Net Operating Losses	$(4,074,509)	$(2,060,254)
Tax Rate	21%	21%

Deferred Tax Assets	(855,647)	(432,653)
Valuation Allowance	855,647	432,653
Net Deferred Tax Assets	$-	$-

The Company had a net loss of for the years ended April 30, 2019 and 2018, respectively. As of April 30, 2019, the Company had a net operating loss carry forward of $4,074,509 which can be used to offset future taxable income.

The effective rate of corporate income tax was reduced from a maximin rate  of 35% to 21% effective in the tax year 2017. A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2019 and 2018 is as follows:

	2019	2018
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	--%	--%

The Company’s tax years within the United States remain open for review back to 2015.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The tax rates the Company calculated the deferred tax asset for the year ended April 30, 2019 and 2018

NOTE 9.  COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2019:

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

d)
Administration and Management Agreement of PSSI signed January 12, 2017 with EMAC Handels AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales. .

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

NOTE 10.  SUBSEQUENT EVENTS

On May 6, 2019 the Company issued an 8% convertible note to Black Ice Advisors, LLC for $57,500 which matures on May 6, 2020. The note redeemable at a premium up to 140% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 60% of the lowest trading price twenty days prior to conversion.

On May 9, 2019, DTII’s Board of Directors unanimously resolved to revise the terms of the company’s Series A and Series B Preferred Shares. Under the new terms, the conversion right of both Series A and B Preferred Shares was changed from five (5) shares of DTII common stock for each one (1) share of Preferred Stock, to a new conversion right of ten (10) shares of DTII common stock for each one (1) share of Preferred Stock. The revised conversion terms apply to all issued and outstanding Preferred Shares and to future issuances of Series A and Series B Preferred Stock. The Board received the unanimous consent to the changed terms from each current Preferred shareholder.

On May 10, 2019 the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire will receive 150,000 shares of the Company. As the $10,000 was not received by May 31, 2019 Firstfire will receive additional shares for the $10,000.

On May 25, 2019 the Company issued 250,000 shares to Stuart Young per the investment agreement dated April 30, 2019 with a value of $50,000 for service.

On May 25, 2019 the Company issued 75,000 shares of common stock to Kenneth Fitzpatrick per the consulting agreement dated February 25, 2019 with a value of $215,000.

On July11, 2019 the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 62% of the lowest trading price twenty days prior to conversion.

On August 7, 2019 the Company issued 100,000 to David King with a value of $13,500 for service.

The Company has evaluated subsequent events to determine events occurring after April 30, 2019 through August 13, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.