Form 10-Q
period 2019-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2019-09-23
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]   No  [X]

As of  September 23, 2019, there were 8,592,844 shares of the registrant’s common stock, and 2,642,234 Series A preferred and 520,000 Series B preferred; $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE  MONTH PERIODS ENDED JULY 31, 2019AND 2018

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	July 31, 2019	April 30, 2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$16,458	$60
Inventory	2,787	2,787
Prepaid	--	10,500
Total current assets	19,245	13,347

Lease deposit	3,000	--
Right of use lease	81,805	--
Total assets	$104,050	$13,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$281,146	$283,489
Accrued licenses agreement payable	48,800	36,300
Accrued interest and fees payable	110,805	209,981
Convertible notes payable, net of discount	781,323	959,800
Derivative liabilities	580,067	1,252,539
Payables – related parties	816,792	749,879
Customer deposits	30,375	--
Lease liability- current portion	37,493	--
Notes payable	429,226	429,226
Total current liabilities	3,116,027	3,921,214

Lease liability	44,312	--
Total liabilities	3,160,339	3,921,214

Commitments and Contingencies	--	---

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,642,234 and 2,925,369 shares issued and outstanding, respectively	264	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 200,000,000 shares authorized, 8,339,644, net of treasury and 5,022,244 shares issued and outstanding, respectively	834	502
Additional paid-in capital	5,616,979	5,496,972
Accumulated deficit	(8,536,661)	(9,276,082)
Total	(2,918,532)	(3,778,608)
Non-controlling interest	(137,757)	(129,603)
Total stockholders’ deficit	(3,056,289)	(3,908,211)

Total liabilities and stockholders’ deficit	$104,050	$13,347

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended July 31,
	2019	2018
Expenses:
General and administrative	$221,822	$168,750

Total expenses	221,822	168,750

Loss from operations	(221,822)	(168,750)

Other income (expense):
Interest expense	(44,524)	(18,661)
Gain (loss) on derivative liability	863,032	2,251,402
Gain (loss) on extinguishment of debt	204,129	--
Gain (loss) on notes	(69,548)	(2,352)

Total other income (expense)	953,089	2,230,389

Income (loss) before income taxes	731,267	2,061,639

Provision for income taxes	--	--

Net income (loss) before non-controlling interest	731,267	2,061,639

Non- controlling interest in net loss of the consolidated subsidiary	8,154	6,095

Net income (loss) attributed to the Company	$739,421	$2,067,734

Net income (loss) per common share:
Basic	$0.10	$1.56
Diluted	$0.00	$0.51

Weighted average common shares outstanding:
Basic	7,603,100	1,318,837
Diluted	51,688,646	4,017,317

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three Months Ended July 31, 2019 and 2018
(Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2018	3,797,369	$380	1,283,758	$128	$5,076,110	$(9,745,809)	$(15,596)	$(4,684,787)
Common stock issued for debt	--	--	224,062	23	39,755	--	--	39,778
Net loss	--	--	--	--	--	2,067,734	(6,095)	2,061,639
Balance, July 31, 2018	3,797,369	380	1,507,820	151	5,115,865	(7,678,075)	(21,691)	(2,583,369)

Balance April 30, 2019	3,445,369	344	5,022,244	502	5,496,972	(9,276,082)	(129,603)	(3,908,211)
Common stock issued for the conversion of series A preferred shares	(283,135)	(28)	2,831,350	283	(255)	--	--	--
Common stock issued for service	--	--	325,000	33	80,567	--	--	80,600
Common stock issued for debt conversion	--	--	161,050	16	39,695	--	--	39,711
Net income (loss)	--	--	--	--	--	739,421	(8,154)	731,267
Balance July 31, 2019	3,162,234	$316	8,339,644	$834	$5,616,979	$(8,536,661)	$(137,757)	$(3,056,289)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$731,267	$2,061,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	80,600	--
Amortization of debt discount to interest expense	19,145	--
(Gain) loss on derivative liability	(863,032)	(2,251,402)
(Gain) loss on debt extinguishment	(204,129)	--
Loss on note	69,548	8,093
Operating lease expense	9,669	--
Change in operating assets and liabilities:
Prepaid	7,500	--
(Increase) decrease in inventory	--	(2,787)
Increase (decrease) in accounts payable	27,709	(51,149)
Customer deposits	30,375	--
Operating lease liability	(9,669)	--
Increase in payables – related parties	66,913	115,781

Net cash provided by (used in) operating activities	(34,102)	(119,825)

Cash flows from financing activities:
Repayment of convertible notes payable	(65,000)	(35,000)
Proceeds from convertible notes	115,500	--
Proceeds from notes payable	--	275,000

Net cash provided by (used in) financing activities	50,500	240,000

Net increase (decrease) in cash	16,398	120,175

Cash at beginning of period	60	8
Cash at end of period	$16,458	$120,183

Supplement Disclosures
Interest Paid	$--	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Common stock issued for convertible debt	$39,711	$39,779
Note payable issued for accounts payable	$--	$114,226
Common shares issued for preferred shares	$283	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
As of July 31, 2019
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND ORGANIZATION

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q.  They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2019 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2019, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2019 and 2018  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2019 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of July 31, 2019 and 2018 the value of the inventory was $2,787 and zero, respectively.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. On April 30, 2019 the Company elected to impair its licenses agreement of $378,600 so as of July 31, 2019, no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of July 31, 2019, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt of 44,085,546 shares. With the income  in operations for the three-month period ended July 31, 2019, the additional shares were determined to be dilutive and were used in the calculation of net income per share on a diluted basis.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement and is recording a lease use asset and lease liability as of July 31, 2019.

NOTE 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2019, the Company has no revenues, has accumulated deficit of $8,536,661 and a working capital deficit of $3,096,782 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2020 by issuing debt and equity securities and by the continued support of its related parties.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3: INVESTMENTS

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company for 17,500 shares of PSSI valued at $378,600 for 76.28% of PSSI. The balance of PSSI was acquired by four individuals and entities.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI. The investment was impaired as of April 30, 2019.

NOTE 4: RELATED PARTY TRANSACTIONS

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

As of July 31, 2019, and April 30, 2019, the Company had payable balances due to related parties totaling $816,792 and $749,879, respectively, which resulted from transactions with these related parties and other significant shareholders.

NOTE 5: NOTES PAYABLE

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

On January 26, 2019 the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of July 31, 2019,  $25,000 of the loan was funded by the lender.

As of July 31, 2019 and April 30, 2019 the outstanding balances of notes payable  was $429,226, respectively.

NOTE 6: CONVERTIBLE DEBT

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

On July 10, 2018 RAB Investments AG agreed to buy the outstanding convertible debt from Jabro Funds for $35,000. The Company as part of the agreement paid Jabro Funds the $35,000 for the debt and considered it retired and paid in full.

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

On May 10, 2019 the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire received 150,000 shares of the Company. As the $10,000 was not received by July 31, 2019 Firstfire will receive additional shares for the $10,000.

On July11, 2019 the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 62% of the lowest trading price twenty days prior to conversion.

During the three months ended July 31, 2019 the Company issued 161,050 shares of common stock with a value of  $39,711 for the conversion of debt.

As of July 31, 2019, and April 30, 2019, the convertible debt outstanding, net of discount, was $781,323 and $959,800, respectively.

NOTE 7: FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

As of July 31, 2019, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2019:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of April 30, 2019	$--	$--	$1,252,539
Debt discount related to new debt	--	--	(13,569)
Day one measurement of new debt	--	--	--
Change in fair value of the derivative	--	--	(863,032)
Gain on debt extinguishment	--	--	204,129

Balance at July 31, 2019	$--	$--	$580,067

The estimated fair value of the derivative liabilities at July 31, 2019 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	2.39%
Expected life in years	0.25 to 1.00
Dividend yield	0%
Expected volatility	442.00%

NOTE 8: EQUITY

Common Stock

During the three month period ended July 31, 2018, the Company issued 224,062 shares of its common stock in the conversion of debt of $39,778.

On May 10, 2019 the Company issued 150,000 shares of common stock to First Fire Financial as part of a debt settlement with a value of $37,501.

On May 20, 2019 the Company issued 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $283.

On July 10, 2019  the Company issued 11,050 shares  of common stock to Ionic for debt settlement with a value of $2,210.

During the three month period ended July 31, 2019, the Company issued 325,000 shares of its common stock for service with a value of $80,600.

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

 On May 20, 2019 the Company issued 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $283.

As of July 31, 2019 the Company had 2,642,234 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE 9: STOCK OPTIONS AND WARRANTS

During the year ended April 30, 2019 the Company issued 600,000 options and 250,000 warrants with a conversion price of $0.70 to $2.50 to 5 individuals. The options have a three year term and the warrants a three and one half term and are convertible into the common shares of the Company.

A summary of the Company’s stock options and warrants as of July 31, 2019, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2019	850,000	$1.14	2.75	$816,000
Granted	--	$--
Exercised	--	$--
Forfeited or expired	--	$--
Outstanding and exercisable at July 31, 2019	850,000	$1.14	2.50	$875,500

NOTE 10: COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2019:

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

d)
Administration and Management Agreement of PSSI signed January 12, 2017 with EMAC Handel Investments AG, for general fees of $5,000 per month, office rent of $250 and telephone of $125 beginning January 2017, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

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

NOTE 11: LEASE

On October 16, 2018 the Company signed a three year lease for the Company’s warehouse space effective on November 1, 2018 through October 31, 2021. The lease is for approximately 4,700 square feet of warehouse space with a gross monthly rental cost including common area charges of $3,250.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$29,250
2021	$39,000
2022	19,500
Total	$87,750

Under the new standards the lease has been determined to be an operating lease with a fair value was determined to be $91,474 which is presented in the balance sheet as an asset labeled “right to use lease” offset by a liability  labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using an 5% interest rate for the present value calculation. During the quarter ended July 31, 2019 the asset and liability were both  reduced by $9,669.

NOTE 12: SUBSEQUENT EVENTS

On August 7, 2019 the Company issued 253,200 to two individuals with a value of $34,182 for services.

The Company has evaluated subsequent events to determine events occurring after July 31, 2019 through September 23, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the three  months ended July 31, 2019 and 2018.

Our general and administrative expenses for the three  months ended July 31, 2019 was $221,822 compared to $168,750 for the same period ended July 31, 2018.  The increase was due primarily to consulting costs.

Interest expenses incurred in the three months ended July 31, 2019 was $44,524 compared to $18,661 for the three July months ended July 31, 2018.  The increase was attributable to higher cost of debt discounts.

Gain on derivative liability of $863,032 was incurred in the three  months period ended July 31, 2019, compared to a gain of $2,251,402 for the three  months ended July 31, 2018.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $204,129 and a loss on  notes of $69,548 for the three  months ended July 31, 2019 compared to a loss on notes of $2,352 for the same periods in 2018. The gain on notes resulted primarily as a result of the settlement of convertible notes with one note holder .

Total other income for the three  months periods ended  July 31, 2019 was $953,089, compared to $2,230,389 for the three months period in 2018. The variance is primarily due to the gain in derivative liability of $2,251,402 in the 2018 three  month period compared to the gain of $863,032 in the same in 2019.

Net income before non-controlling interest for the three months ended July 31, 2019 was $731,267 compared $2,061,639 for the 2018 period. After adjusting for our consolidated subsidiary, net gain for the three months ended July 31, 2019 and 2018 was $739,421 and $2,067,734, respectively.

Liquidity and Capital Resources

At July 31, 2019, we had total current assets of $19,245, and total current liabilities of $3,116,027, resulting in a working capital deficit of $3,096,782.  Included in our current liabilities and working capital deficit at July 31, 2019 are derivative liabilities totaling $580,067 related to the conversion features of certain of our convertible notes payable, convertible notes of $781,323, net of discount, notes payable related parties of $816,792, Accounts payable and accrued expense of $281,146 and notes payable of $429,226. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At July 31, 2019, we had total convertible notes payable of $781,323.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the three months ended July 31, 2019, net cash used in operating activities was $34,102 compared to $119,825 in the same period in 2018. Net cash used in 2019 consisted of net income  of $731,267 offset by gain in derivative liability of $863,032, increase in accounts payable of $78,858.

During the three months ended July 31, 2019, net cash provided by financing activities was $50,500 comprised of proceeds from notes payable of $115,500 offset by repayment of convertible notes payable of $65,000. This compares to net cash provided in the same period in 2018 of $240,000 from convertible notes.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2019 the Company issued 150,000 shares of common stock to First Fire Financial as part of a debt settlement with a value of $37,501

On May 20, 2019 the Company issued 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $283.

On July 10, 2019  the Company issued 11,050 shares  of common stock to Ionic for debt settlement with a value of $2,210.

During the three month period ended July 31, 2019, the Company issued 325,000 shares of its common stock for service with a value of $80,600.

On August 7, 2019 the Company issued 253,200 to two individuals with a value of $34,182 for services.

The issuances of the Company’s common stock set forth above were in private transactions to a persons familiar with the Company’s business, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 23, 2019	By: /s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer