Form 10-Q
period 2019-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2019-12-19
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to______

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]   No  [X]

As of  December 18, 2019, there were 7,136,596 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred; $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE  MONTH PERIODS ENDED OCTOBER 31, 2019 AND 2018

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	October 31, 2019	April 30, 2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$1,513	$60
Inventory	2,787	2,787
Prepaid	--	10,500
Total current assets	4,300	13,347

Deposit	3,000	--
Right of use lease	72,256	--
Total assets	$79,556	$13,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$303,246	$283,489
Accrued licenses agreement payable	61,300	36,300
Accrued interest and fees payable	122,425	209,981
Convertible notes payable, net of discount	752,360	959,800
Derivative liabilities	469,550	1,252,539
Payables – related parties	864,623	749,879
Customer deposits	45,695	--
Lease liability- current portion	35,946	--
Notes payable	429,226	429,226
Total current liabilities	3,084,371	3,921,214

Long term liabilities
Lease liability – noncurrent	36,310	--
Total liabilities	3,120,681	3,921,214

Commitments and Contingencies	--	---

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 200,000,000 shares authorized, 6,358,025, net of treasury and 5,022,244 shares issued and outstanding, respectively	636	502
Additional paid-in capital	5,818,331	5,496,972
Accumulated deficit	(8,716,910)	(9,276,082)
Total	(2,897,943)	(3,778,608)
Non-controlling interest	(143,526)	(129,603)
Total stockholders’ deficit	(3,041,125)	(3,908,211)

Total liabilities and stockholders’ deficit	$79,556	$13,347

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Expenses:
General and administrative	$189,840	$252,747	$411,662	$421,497

Total expenses	189,840	252,747	411,662	421,497

Loss from operations	(189,840)	(252,747)	(411,662)	(421,497)

Other income (expense):
Interest expense	(5,558)	(100,575)	(50,082)	(119,236)
Gain (loss) on derivative liability	(38,636)	(1,036,410)	824,396	1,214,992
Gain (loss) on extinguishment of debt	(9,910)	(10,000)	199,544	(10,000)
Gain (loss) on cancellation of stock	96,517	--	96,517	--
Interest- note discount	(43,916)	(8,472)	(49,241)	(8,472)
Gain (loss) on notes	5,325	(5,244)	(64,223)	(7,596)

Total other income (expense)	3,822	(1,160,701)	956,911	1,069,688

Income (loss) before income taxes	(186,018)	(1,413,448)	545,249	648,191

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	(186,018)	(1,413,448)	545,249	648,191

Non- controlling interest in net loss of the consolidated subsidiary	5,769	3,872	13,923	9,967

Net income (loss) attributed to the Company	$(180,249)	$(1,409,576)	$559,172	658,158

Net income (loss) per common share:
Basic	$(0.03)	$(0.68)	$0.09	$0.38
Diluted	$(0.03)	$(0.68)	$0.01	$0.16

Weighted average common shares outstanding:
Basic	5,766,950	2,083,095	5,730,368	1,716,403
Diluted	5,766,950	2,083,095	44,884,736	4,136,181

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Six Months Ended October 31, 2019 and 2018
(Unaudited)

	Preferred Stock						Additional		Non-	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2018	3,277,369	$327	520,000	$52	1,283,758	$128	$5,076,110	$(9,745,809)	$(15,596)	$(4,684,787)
Common stock issued for debt	--	--	--	--	224,062	23	39,755	--	--	39,778
Common stock for service	--	--	--	--	150,000	15	44,985	--	--	45,000
Common stock for conversion of preferred shares	(200,000)	(20)	--	--	2,000,000	200	(180)	--	--	--
Adjustment to preferred shares	(152,000)	(15)	--	--	--	--	15	--	--	--
Debt discount	--	--	--	--	--	--	73,313	--	--	73,313
Net loss	--	--	--	--	--	--	--	658,158	(9,967)	648,191
Balance, October 31, 2018	2,925,369	$292	520,000	$52	3,657,820	$366	$5,233,998	$(9,087,651)	$(25,563)	$(3,878,505)

Balance, July 31, 2018	3,277,369	$327	520,000	$52	1,507,820	$151	$5,115,505	$(7,678,075)	$(21,691)	$(2,583,386)
Common stock issued for service	--	--	--	--	150,000	15	44,985	--	--	45,000
Common stock for conversion of Preferred shares	(200,000)	(20)	--	--	2.000,000	200	180	--	--	--
Adjustment to preferred shares miss recorded	(152,000)	(15)	--	--	--	--	15	--	--	--
Debt discount	--	--	--	--	--	---	73,313	--	--	73,313
Net loss	--	--	--	--	--	--	--	(1,409,576)	(3,872)	(1,413,448)
Balance October 31, 2018	2,925,369	$292	520,000	$52	3,657,820	$366	$5,233,998	$(9,087,651)	$(25,563)	$(3,878,505)

Balance July 31, 2019 (Restated)	2,925,369	$292	520,000	$52	5,508,294	$551	$5,616,696	$(8,536,661)	$(137,757)	$(3,057,171)
Common stock issued for debt	--	--	--	--	818,773	82	65,578	--	--	65,660
Common stock issued for service	--	--	--	--	253,200	25	33,154	--	--	33,179
Common stock issued for service cancelled	--	--	--	--	(408,333)	(41)	(96,478)	--	--	(96,517)
Common stock issued for accounts payable	---	--	--	--	186,091	19	50,226	--	--	50,245
Retirement of derivative at conversion	--	--		--	--	--	149,153	--	--	149,153
Net income (loss)	--	--	--	--	--	--	--	(180,249)	(5,769)	(186,018)
Balance October 31, 2019	2,925,369	$292	520,000	$52	6,358,015	$636	$5,818,331	$(8,716,910)	$(143,526)	$(3,041,125)

Balance April 30, 2019 (Restated)	2,925,369	$292	520,000	$52	$5,022,244	$502	$5,496,972	$(9,276,082)	$(129,603)	$(3,908,211)
Common stock issued for service	--	--			578,200	58	113,721	--	--	113,779
Common stock issued for service cancelled					(408,333)	(41)	(96,476)	--	--	(96,517)
Common stock issued for debt conversion	--	--			979,823	98	104,735	--	--	104,833
Common stock for accounts payable	--	--	--	--	186,091	19	50,226	--	--	50,245
Retirement of derivative at conversion	--	--	--	--	--	--	149,153	--	--	149,153
Net income (loss)	--	--			--	--	--	559,172	(13,923)	545,249
Balance October 31, 2019	2,925,369	$292	520,000	$52	6,358,025	$636	$5,818,331	$(8,716,910)	$(143,526)	$(3,041,125)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$545,249	$648,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	113,779	45,000
Common stock issued for service cancelled	(96,517)	--
Amortization of debt discount to interest expense	49,241	(21,529)
(Gain) loss on derivative liability	(824,396)	(1,204,747)
(Gain) loss on debt extinguishment	(199,544)	--
Loss on note	64,223	8,093
Operating lease expense	19,281	--
Change in operating assets and liabilities:
Prepaid	7,500	--
( Increase) decrease in inventory		(2,787)
Increase (decrease) in accounts payable	131,479	56,752
Operating lease liability	(19,281)	--
Customer deposits	45,695	(3,000)
Increase in payables – related parties	114,744	154,531
Net cash provided by (used in) operating activities	(48,547)	(319,496)

Cash flows from financing activities:
Repayment of convertible notes payable	(65,000)	(190,100)
Proceeds from convertible notes	115,000	280,000
Proceeds from notes payable	--	300,000
Repayment of notes payable	--	(10,000)

Net cash provided by (used in) financing activities	50,000	379,900

Net increase (decrease) in cash	1,453	60,404

Cash at beginning of period	60	8
Cash at end of period	$1,513	$60,412

Supplement Disclosures
Interest Paid	$--	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Common stock issued for the conversion of preferred shares	$--	$200
Common stock issued for convertible debt	$104,833	$39,779
Note payable issued for accounts payable	$50,245	$114,226
Retirement of derivative liability on conversion	$149,153	$--
Accrued interest paid through repayment of notes	$--	$90,037

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
As of October 31, 2019
(Unaudited)

NOTE -1: BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement. On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3) Invoices for parts and materials will be billed separate of the license fees noted above.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2019, the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 2019 and 2018  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2019 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of October 31, 2019 and 2018 the value of the inventory was $2,787, respectively.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. On April 30, 2019 the Company elected to impair its licenses agreement of $378,600 so as of October 31, 2019, no impairment of asset was necessary.

Reclassification

The Company has restated the number of shares outstanding and subsequent amount related to the change in shares as of October 31, 2019 due to the cancellation of common shares that were accounted for but not issued. In addition the Company had granted the conversion of 283,135 shares of  Series A preferred shares into 2,831,350 of common shares but the conversion was never completed so the shares in the shareholders deficit has been restated accordingly.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of October 31, 2019, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt for a total of 39,154,360. With the income  in operations for the six-month period ended October 31, 2019, the additional shares were determined to be dilutive and were used in the calculation of net income per share on a diluted basis.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement and is recording a lease use asset and lease liability as of October 31, 2019.

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2019, the Company has no revenues, has accumulated deficit of $8,716,910 and a working capital deficit of $3,080,071 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of October 31, 2019, and April 30, 2019, the Company had payable balances due to related parties totaling $864,623 and $749,879, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On January 26, 2019 the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of October 31, 2019,  $25,000 of the loan was funded by the lender.

As of October 31, 2019 and April 30, 2019 the outstanding balances of notes payable was $429,266, respectively.

NOTE – 6: CONVERTIBLE DEBT

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

During the six months ended October 31, 2018, the Company issued a total of 224,062 shares of its common stock in the conversion of $39,778 in convertible notes principal, accrued interest payable and fees.

On May 6, 2019 the Company issued an 8% convertible note to Black Ice Advisors, LLC for $57,500 which matures on May 6, 2020. The note redeemable at a premium up to 140% of the face value within 180 days of issuance or is convertible after 180 days to the Company common stock at 60% of the lowest trading price twenty days prior to conversion.

On May 10, 2019 the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire received 150,000 shares of the Company. As of October 31, 2019 the $10,000 was converted in to 150,000 shares of common stock.

On July 11, 2019 the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days to the Company common stock at 62% of the lowest trading price twenty days prior to conversion.

During the six months ended October 31, 2019 the Company issued 979,823 shares of common stock with a value of $104,833 for debt.

As of October 31, 2019, and April 30, 2019, the convertible debt outstanding, net of discount, was $752,360 and $959,800, respectively.

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

As of October 31, 2019, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended October 31, 2019:

	Level 1	Level 2	Level 3
Fair value of derivative liability as of April 30, 2019	$--	$--	$1,252,539
Debt discount related to new debt	--	--	(8,984)
Retirement of derivative at conversion	--	--	(149,153)
Change in fair value of the derivative	--	--	(824,396)
Gain on debt extinguishment	--	--	199,544

Balance at October 31, 2019	$--	$--	$469,550

The estimated fair value of the derivative liabilities at October 31, 2019 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	2.39%
Expected life in years	0.25 to 0.85
Dividend yield	0%
Expected volatility	460.00%

NOTE – 8: EQUITY

Common Stock

During the six month period ended October 31, 2018, the Company issued 224,062 shares of its common stock in the conversion of debt of $39,778.

On May 10, 2019 the Company issued 150,000 shares of common stock to First Fire Financial as part of a debt settlement with a value of $37,501.

On May 20, 2019 the Company approved the  issuance of 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of October 31, 2019 the Common shares had not been issued and the conversion had not been completed.

During the six months ended October 31, 2019 the Company issued 979,823 shares of common stock with a value of $104,833 for debt.

During the six months ended October 31, 2019 the Company issued 186,091 shares of common stock with a value of $50,245 for accounts payable.

During the six month period ended October 31, 2019, the Company issued 578,200 shares of its common stock for service with a value of $113,779.

During the six month period ended October 31, 2019, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517. The shares were cancelled as they had been authorized by the Company but never issued by the transfer agent thus the Company elected to cancel the shares. The cancellation resulted in a gain on cancellation of shares of $96,517.

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

On May 20, 2019 the Company approved the  issuance of 2,831,350 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of October 31, 2019 the Common shares had not been issued and the conversion had not been completed.

As of October 31, 2019 the Company had 2,925,369 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

During the year ended April 30, 2019 the Company issued 600,000 options and 250,000 warrants with a conversion price of $0.70 to $2.50 to 5 individuals. The options have a three year term and the warrants a three and one half term and are convertible into the common shares of the Company.

A summary of the Company’s stock options and warrants as of October 31, 2019, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2019	850,000	$1.14	2.75	$816,000
Granted	--	$--
Exercised	--	$--
Forfeited or expired	--	$--
Outstanding and exercisable at October 31, 2019	850,000	$1.14	2.50	$799,000

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2019:

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

On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows;

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

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$19,500
2021	$39,000
2022	19,500
Total	$78,000

Under the new standards the lease has been determined to be an operating lease with a fair value was determined to be $91,474 which is presented in the balance sheet as an asset labeled “right to use lease” offset by a liability labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using a 5% interest rate for the present value calculation. During the six months ended October 31, 2019 the asset and liability were both reduced by $19,218.

NOTE 12:  SUBSEQUENT EVENTS

On November 1, 2019 the Company issued a convertible note to Adar Alef, LLC for $40,700.  The note matures on October 31, 2020 bearing interest at the rate of 7% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 70% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to135% above face value.

On November 12, 2019 the Company issued a convertible note to Jefferson Street Capital, LLC for $41,250.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value.

On November 1, 2019 the Company issued a convertible note to Platinum Point Capital, LLC for $41,250.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value.

On November 11, 2019 the Company issued 100,000 shares of common stock with a value of $20,000 for the conversion of a $20,000 note payable.

On November 19, 2019 the Company 20,000 shares of common stock to two entities with a value of  $3,000 for the issuance of convertible debt.

During November 2019 the Company issued 458,571 shares of common stock with a value of $30,304 for the conversion of debt.

On December 3, 2019 the Company filed an S-8 registering 200,000 share of common stock with a value of  $80,000 that were issued for accounts payable.

The Company has evaluated subsequent events to determine events occurring after October 31, 2019 through December 18, 2019 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.

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

Results of Operations

We currently have no operating revenue for the three and six months ended October 31, 2019. We do have customer deposits of $45,695 which will be recognized as revenue when the unit are shipped to the buyers.

Our general and administrative expenses for the three and six  months ended October 31, 2019 was $189,840 and $411,662 compared to $252,747 and $421,497 for the same period ended October  31, 2018.  The decrease was due primarily to consulting costs.

Interest expenses incurred in the three and six  months ended October  31, 2019 was $5,558 and $50,082 compared to $100,575 and $119,236 for the three and six months ended October  31, 2018.

A gain of $96,517 was realized for the three and six months ended October 31, 2019 on the cancellation of shares verse zero for the same periods in 2018

Change is derivative liability of a loss of $38,636 and gain of $824,396 for the three  and six months period ended October 31, 2019, compared to a loss of $1,036,410 and gain of $1,214,992 for the same periods  ended October 31, 2018.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a change in extinguishment of debt  for the three  and six months ended October  31, 2019 with a loss of $9,910 and gain of $199,544 compared to a loss on notes of $10,000 for the same periods in 2018. The gain on notes resulted primarily as a result of the settlement of convertible notes with one note holder.

Total other income and expense for the three and six months periods ended  October  31, 2019 was  income of $3,822 and  $956,911 compared to a loss of $1,160,701 and  income of $1,069,688 for the three and six months period in 2018. The variance is primarily due to the gains in derivative liability in the six months  month period in both 2019 and 2018.

Net income and loss before non-controlling interest for the three and six months ended October 31, 2019 was a net loss of $186,018 and  net income  of $545,249 compared a net loss of $1,413,448 and net income of $648,191 for the same  three and six months periods in 2018. After adjusting for our consolidated subsidiary, net loss and net income for the three and six months ended October 31, 2019 a net loss of $180,249 and net income of $559,172 compared to a net loss of $1,409,576 and net income of $658,158 for the same periods in 2018, respectively.

Liquidity and Capital Resources

At October  31, 2019, we had total current assets of $4,300, and total current liabilities of $3,084,371, resulting in a working capital deficit of $3,080,071 Included in our current liabilities and working capital deficit at October 31, 2019 are derivative liabilities totaling $469,550 related to the conversion features of certain of our convertible notes payable, convertible notes of $752,360, net of discount, notes payable related parties of $864,623, accounts payable and accrued expense of $303,246 and notes payable of $429,226. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At October 31, 2019, we had total convertible notes payable of $752,360.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the six months ended October 31, 2019, net cash used in operating activities was $48,547 compared to $319,496 in the same period in 2018. Net cash used in 2019 consisted of net income  of $545,249 offset by gain in derivative liability of $824,396 and increase in payables to related parties of $114,744.

During the six months ended October 31, 2019, net cash provided by financing activities was $50,000, comprised of proceeds from notes payable of $115,000 offset by repayment of convertible notes payable of $65,000. This compares to net cash provided in the same period in 2018 of $379,900,with proceeds  from convertible notes of $280,000, increase  in notes payable of $300,000 and offset by repayment of notes totaling $200,100 in 2018.

We have had minimal  revenue and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

During the six months ended October 31, 2019 the Company issued 979,823 shares of common stock with a value of $104,833 for debt.

During the six months ended October 31, 2019 the Company issued 186,091 shares of common stock with a value of $50,245 for accounts payable.

During the six month period ended October 31, 2019, the Company issued 578,200 shares of its common stock for service with a value of $113,779.

During the six month period ended October 31, 2019, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 18, 2019	By: /S/ MERRILL W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer