Form 10-Q
period 2020-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2020-03-12
CIK 1533357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2020

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

As of  March 12, 2020, there were 8,441,062 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
FORM 10-Q

FOR THE THREE  AND NINE MONTH PERIODS ENDED JANUARY 31, 2020 AND 2019

PART  I   —   FINANCIAL INFORMATION

Item 1.   Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	January 31, 2020	April 30, 2019
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$81,185	$60
Inventory	26,737	2,787
Prepaid	3,000	10,500
Total current assets	110,922	13,347

Fixed assets	31,836	--
Right of use lease	62,825	--
Total assets	$205,583	$13,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$232,330	$283,489
Accrued licenses agreement payable	73,800	36,300
Accrued interest and fees payable	144,736	209,981
Convertible notes payable, net of discount	689,454	959,800
Derivative liabilities	1,136,092	1,252,539
Payables – related parties	904,122	749,879
Customer deposits	45,695	--
Lease liability- current portion	36,398	--
Notes payable	429,226	429,226
Total current liabilities	3,691,853	3,921,214

Long term liabilities
Lease liability – noncurrent	26,427	--
Total liabilities	3,718,280	3,921,214

Commitments and Contingencies	--	---

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized,
Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 200,000,000 shares authorized, 8,441,062, net of treasury and 5,022,244 shares issued and outstanding, respectively	844	502
Additional paid-in capital	6,205,729	5,496,972
Accumulated deficit	(9,569,949)	(9,276,082)
Total	(3,363,032)	(3,778,608)
Non-controlling interest	(149,665)	(129,603)
Total stockholders’ deficit	(3,512,697)	(3,908,211)

Total liabilities and stockholders’ deficit	$205,583	$13,347

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Expenses:
General and administrative	$227,006	$257,309	$638,668	$678,800

Total expenses	227,006	257,309	638,668	678,000

Loss from operations	(227,006)	(257,309)	(638,668)	(678,000)

Other income (expense):
Interest expense	(52,139)	(30,077)	(102,221)	(149,313)
Gain (loss) on derivative liability	1,577,169	599,132	2,401,565	1,814,124
Gain (loss) on extinguishment of debt	--	--	204,906	(10,000)
Gain (loss) on cancellation of stock	--	--	96,518	--
Gain (loss) on shares issued for service	11,338	--	11,338	--
Finance costs	1,482	--	(9,206)	--
Interest- note discount	(116,874)	(21,805)	(160,790)	(30,277)
Gain (loss) on notes	(2,053,148)	--	(2,117,371)	(7,596)

Total other income (expense)	(632,172)	547,250	324,739	1,616,938

Income (loss) before income taxes	(859,178)	289,941	(313,929)	938,138

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	(859,178)	289,941	(313,929)	938,138

Non- controlling interest in net loss of the consolidated subsidiary	(6,139)	(10,823)	(20,062)	(856)

Net income (loss) attributed to the Company	$(853,039)	$279,118	$(293,867)	$937,282

Net income (loss) per common share:
Basic	$(0.11)	$0.07	$(0.05)	$0.37
Diluted	$(0.11)	$0.05	$(0.05)	$0.22

Weighted average common shares outstanding:
Basic	7,602,724	4,027,687	6,239,867	2,514,927
Diluted	7,602,724	5,840,922	6,239,867	4,328,162

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Stockholders’ Deficit
For the Three and Nine Months Ended January 31, 2020 and 2019
(Unaudited)

	Preferred Stock						Additional		Non-	Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Nine Months Ended January 31, 2019
Balance, April 30, 2018	3,277,369	$327	520,000	$52	1,283,758	$128	$5,076,110	$(9,745,809)	$(15,596)	$(4,684,787)
Common stock issued for debt	--	--	--	--	474,062	48	52,230	--	--	52,278
Common stock for service	--	--	--	--	461,425	46	154,810	--	--	154,856
Common stock for conversion of preferred shares	(200,000)	(20)	--	--	2,000,000	200	(180)	--	--	--
Adjustment to preferred shares	(152,000)	(15)	--	--	--	--	15	--	--	--
Debt discount	--	--	--	--	--	--	73,313	--	--	73,313
Net loss	--	--	--	--	--	--	--	937,282	856	938,138
Balance, January 31, 2019	2,925,369	$292	520,000	$52	4,219,245	$422	$5,356,298	$(8,808,527)	$(14,740)	$(3,466,202)
Three Months Ended January 31, 2019
Balance, October 31, 2018	2,925,369	292	520,000	$52	3,657,820	$366	$5,233,998	$(9,087,651)	$(25,563)	$(3,878,506)
Common stock issued for debt	--	--	--	--	250,000	25	12,475	--	--	12,500
Common stock issued for service	--	--	--	--	311,425	31	109,825	--	--	109,856
Net loss	--	--	--	--	--	--	--	279,124	10,823	289,947
Balance January 31, 2019	2,925,369	$292	520,000	$52	4,219,245	$422	$5,356,298	$(8,808,527)	$(14,740)	$(3,466,203)
Three Months Ended January 31, 2020
Balance October 31, 2019	2,925,369	$292	520,000	$52	6,358,025	$636	$5,818,331	$(8,716,910)	$(143,526)	$(3,041,125)
Common stock issued for debt	--	--	--	--	1,663,037	166	78,003	--	--	78,169
Common stock issued for service	--	--	--	--	220,000	22	52,978	--	--	53,000
Common stock issued for accounts payable	---	--	--	--	200,000	20	39,980	--	--	40,000
Retirement of derivative at conversion	--	--	--	--	--	--	216,437	--	--	216,437
Net income (loss)	--	--	--	--	--	--	--	(853,039)	(6,139)	(859,178)
Balance January 31, 2020	2,925,369	$292	520,000	$52	8,441,062	$844	$6,205,729	$(9,569,949)	$(149,665)	$(3,512,697)
Nine Months Ended January 31, 2020
Balance April 30, 2019	2,925,369	$292	520,000	$52	5,022,244	$502	$5,496,972	$(9,276,082)	$(129,603)	$(3,908,211)
Common stock issued for service	--	--	--	--	798,200	80	166,699	--	--	166,779
Common stock issued for service cancelled	--	--	--	--	(408,333)	(41)	(96,476)	--	--	(96,517)
Common stock issued for debt conversion	--	--	--	--	2,642,860	264	182,738	--	--	183,002
Common stock for accounts payable	--	--	--	--	386,091	39	90,206	--	--	90,245
Retirement of derivative at conversion	--	--	--	--	--	--	365,590	--	--	365,590
Net income (loss)	--	--	--	--	--	--	--	(293,867)	(20,062)	(313,929)
Balance January 31, 2020	2,925,369	$292	520,000	$52	8,441,062	$844	$6,205,729	$(9,569,949)	$(149,665)	$(3,512,697)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(313,929)	$938,138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common shares issued for services	166,779	154,856
Common stock issued for service cancelled	(96,517)	--
Amortization of debt discount to interest expense	160,790	5,266
(Gain) loss on derivative liability	(2,401,565)	(1,814,124)
(Gain) loss on debt extinguishment	(204,906)	(10,000)
Loss on note	2,117,371	13,347
Operating lease expense	28,649	--
Change in operating assets and liabilities:
Deposits	7,500	-
( Increase) decrease in inventory	(23,950)	(2,787)
Increase (decrease) in accounts payable	137,450	107,937
Operating lease liability	(28,649)	--
Customer deposits	45,695	(3,000)
Increase in payables – related parties	154,243	220,517
Net cash provided by (used in) operating activities	(251,039)	(389,850)

Cash Flows From Investing Activities
Purchase of fixed assets	(31,836)	--

Net cash used in investing activities	(31,836)	--

Cash flows from financing activities:
Repayment of convertible notes payable	(158,000)	(190,100)
Proceeds from convertible notes	522,000	289,000
Proceeds from notes payable	--	300,000

Net cash provided by (used in) financing activities	364,000	389,900

Net increase (decrease) in cash	81,125	50

Cash at beginning of period	60	8
Cash at end of period	$81,185	$58

Supplement Disclosures
Interest Paid	$22,600	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Common stock issued for the conversion of preferred shares	$--	$200
Common stock issued for convertible debt	$183,002	$52,279
Common stock issued for accounts payable	$90,245	$114,226
Retirement of derivative liability on debt conversion	365,590	$28,472
Derivative liability for day one	$2,607,576	--
Accrued interest paid through repayment of notes	$--	$90,037

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Notes to Condensed Consolidated Financial Statements
As of January 31, 2020
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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2020, the consolidated results of its operations and its consolidated cash flows for the nine months ended January 31, 2020 and 2019  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2020 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of January 31, 2020 and April 30, 2019 the value of the inventory was $26,737 and $2,787, respectively.

Equipment

Equipment is carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets

Use of Estimates

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. On April 30, 2019 the Company elected to impair its licenses agreement of $378,600 so as of January 31, 2020, no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  As of January 31, 2020, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt for a total of 43,441,701. With the loss in operations for the nine-month period ended January 31, 2020, the additional shares were determined to be non-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company has adopted the new accounting pronouncement and is recording a lease use asset and lease liability as of May 31, 2019.

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2020, the Company has no revenues, has accumulated deficit of $9,569,949 and a working capital deficit of $3,580,931 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of January 31, 2020, and April 30, 2019, the Company had payable balances due to related parties totaling $904,122 and $749,879, respectively, which resulted from transactions with these related parties and other significant shareholders.

NOTE – 5: NOTES PAYABLE

On July 6, 2018 the Company signed an investment agreement with a third party. Under the terms of the agreement the Company received $250,000 through the Company attorney’s trust account. On July 12, 2018 the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

On January 26, 2019 the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of January 31, 2020,  $25,000 of the loan was funded by the lender.

As of January 31, 2020 and April 30, 2019 the outstanding balances of notes payable  was $429,226, respectively.

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

During the nine months ended January 31, 2019, the Company issued a total of 474,062 shares of its common stock in the conversion of $52,278 in convertible notes principal, accrued interest payable and fees.

On May 6, 2019 the Company issued an 8% convertible note to Black Ice Advisors, LLC for $57,500 which matures on May 6, 2020. The note redeemable at a premium up to 140% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 60% of the lowest trading price twenty days prior to conversion.

On May 10, 2019 the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire received 150,000 shares of the Company. On September 12, 2019 the $10,000 was converted in to 123,456 shares of common stock.

On July 11, 2019 the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 62% of the lowest trading price twenty days prior to conversion. On January 16, 2020 the Company paid  GS Capital partners $80,620 consisting of principal of the face amount of the note of $58,000 plus $22,600 in prepayment penalty which was charged to interest.

On November 1, 2019 the Company issued a convertible note to Adar Alef, LLC for $40,700 with a $3,700 original discount.  The note matures on October 31, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 70% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to135% above face value.

On November 12, 2019 the Company issued a convertible note to Platinum Point Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value.

On November 12, 2019 the Company issued a convertible note to Jefferson Street Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value.

On December 20, 2019 the Company issued a convertible note to Lliah for $63,950 with an original discount of $8,950.  The note matures on December 19, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value.

On January 10, 2020 the Company issued a convertible note to Crown Bridge Partners, LLC with a principal; amount of $171,000 and a prorate original discount of $15,000.  The first tranche of the note received by the Company was a face value of $57,000 and net amount received of $50,000. Each tranche of the note matures twelve months from receipt of the tranche and  bears interest at the rate of 10% per annum with a default rate of 15%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 125% above face value.

On January 13, 2020 the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $0.60 per share or  of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest.

During the nine months ended January 31, 2020 the Company issued 2,642,860 shares of common stock with a value of $183,002 for debt.

As of January 31, 2020, and April 30, 2019, the convertible debt outstanding, net of discount, was $689,454 and $959,800, respectively.

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

As of January 31, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2020:

	Level 1	Level 2	Level 3
Balance at January 31, 2020	$--	$--	$1,136,092

The estimated fair value of the derivative liabilities at January 31, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	2.00%
Expected life in years	0.25 to 0.85
Dividend yield	0%
Expected volatility	443.00%

 NOTE – 8: EQUITY

Common Stock

During the nine months ended January 31, 2019 the Company issued 461,425 shares of common stock with a value of $154,856 for service.

During the nine month period ended January 31, 2019, the Company issued 474,062 shares of its common stock in the conversion of debt of $52,278.

On May 10, 2019 the Company issued 150,000 shares of common stock to First Fire Financial as part of a debt settlement with a value of $37,501.

On May 20, 2019 the Company approved the  issuance of 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of January 31, 2020 the Common shares had not been issued and the conversion was not completed.

During the nine months ended January 31, 2020 the Company issued 2,642,860 shares of common stock with a value of $183,002 for debt.

During the nine months ended January 31, 2020 the Company issued 386,091 shares of common stock with a value of $90,245 for accounts payable.

During the nine month period ended January 31, 2020, the Company issued 798,200 shares of its common stock for service with a value of $166,779.

During the nine month period ended January 31, 2020, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517. The shares were cancelled as they had been authorized by the Company but never issued by the transfer agent thus the Company elected to cancel the shares. The cancellation resulted in a gain on cancellation of shares of $96,517.

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

 On May 20, 2019 the Company approved the  issuance of 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of January 31, 2020 the Common shares had not been issued and the conversion was not completed.

As of January 31, 2020 the Company had 2,925,369 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS

During the year ended April 30, 2019 the Company issued 250,000 warrants with a conversion price of $1.00 to one individual. The options have a three year term and are convertible into the common shares of the Company.

A summary of the Company’s stock options as of January 31, 2020, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2019	250,000	$1.00	2.00	$205,000
Granted	--	$--	--	--
Exercised	--	$--	--	--
Forfeited or expired	--	$--	--	--
Outstanding and exercisable at January 31, 2020	250,000	$1.00	1.25	$182,500

NOTE – 10: WARRANTS

During the year ended April 30, 2019 the Company issued 600,000 warrants with a conversion price of $0.70 to $2.50 to four individuals. The warrants have a three and one half year term and are convertible into the common shares of the Company.

A summary of the Company’s warrants as of January 31, 2020, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2019	600,000	$1.20	3.00	$492,000
Granted	--	$--	--	--
Exercised	--	$--	--	--
Forfeited or expired	--	$--	--	--
Outstanding and exercisable at January 31, 2020	600,000	$1.20	2.25	$558,000

NOTE – 11:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2020:

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

On May 30, 2018 the Company and Control Capture Systems, LLC amended their license agreement as follows.

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

NOTE 12:  LEASE

On October 16, 2018 the Company signed a three year lease for the Company’s warehouse space effective on November 1, 2018 through October 31, 2021. The lease is for approximately 4,700 square feet of warehouse space with a gross monthly rental cost including common area charges of $3,250.

The yearly rental obligations including the lease agreements are as follows:

Fiscal Year
2020	$9,750
2021	$39,000
2022	19,500
Total	$68,250

Under the new standards the lease has been determined to be an operating lease with a fair value was determined to be $91,474 which is presented in the balance sheet as an asset labeled “right to use lease” offset by a liability  labeled “lease liability”. The rate was determined as a fair value of the lease over a 30 month period using a 5% interest rate for the present value calculation. During the nine months ended January 31, 2020 the asset and liability were both reduced by $28,649.

NOTE  13:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after January 31, 2020 through March 12, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

Results of Operations

We currently have no operating revenue for the three and nine months ended January 31, 2020. We do have customer deposits of $45,695 which will be recognized as revenue when the units are shipped to the buyers.

Our general and administrative expenses for the three and nine  months ended January 31, 2020 was $227,006 and $638,668 compared to $257,309 and $678,800 for the same period ended January 31, 2019.  The decrease was due primarily to consulting costs.

Interest expenses incurred in the three and nine  months ended January 31, 2020 was $52,139 and $102,221 compared to $30,077 and $149,313 for the three and nine months ended January 31, 2019.

Change in derivative liability resulted in a gain of $1,577,169 and $2,401,565 for the three and nine months period ended January 31, 2020, compared to a loss of $599,132 and $1,814,124 for the same periods  ended January 31, 2019.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and nine months periods ended  January 31, 2020 was expense of $632,172 and income of $324,739 compared to  other income of $547,250 and  $1,616,938 for the three and nine months period in 2019. The variance is primarily due to the change in derivative liability in the nine months  period in both 2020 and 2019 and loss on notes in the period ended January 31, 2020 versus the same period in 2019.

Net income and loss before non-controlling interest for the three and nine months ended January 31, 2020 was a net loss of $859,178 and $313,929 compared net income of $289,941 and $938,138 for the same  three and nine months periods in 2019. After adjusting for our consolidated subsidiary, net loss and net income for the three and nine months ended January 31, 2020 a net loss of $ 853,039 and $293,867 compared to a net income of $279,118 and $937,282 for the same periods in 2019, respectively.

Liquidity and Capital Resources

At January 31, 2020, we had total current assets of $110,922, and total current liabilities of $3,691,853, resulting in a working capital deficit of $3,580,931 Included in our current liabilities and working capital deficit at January 31, 2020 are derivative liabilities totaling $1,136,092 related to the conversion features of certain of our convertible notes payable, convertible notes of $689,454, net of discount, notes payable related parties of $904,122, accounts payable and accrued expense of $232,331 and notes payable of $429,226. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of January 31, 2020, we had total convertible notes payable of $689,454, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the nine months ended January 31, 2020, net cash used in operating activities was $251,039 compared to cash used of $389,850 in the same period in 2019. Net cash used in 2020 consisted of net loss of $313,929 offset by gain in derivative liability of $2,401,565 with a loss on notes of $2,117,371 and increase in payables to related parties of $154,243.

During the nine months ended January 31, 2020, net cash provided by financing activities was $364,000, comprised of proceeds from notes payable of $522,000 offset by repayment of convertible notes payable of $158,000. This compares to net cash provided in the same period in 2019 of $389,900, with proceeds  from convertible notes of $289,000, increase  in notes payable of $300,000 and offset by repayment of notes totaling $190,100 in 2019.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2020 the Company issued 2,642,860 shares of common stock with a value of $183,002 for debt.

During the nine months ended January 31, 2020 the Company issued 386,091 shares of common stock with a value of $90,245 for accounts payable.

During the nine month period ended January 31, 2020, the Company issued 798,200 shares of its common stock for service with a value of $166,779.

During the nine month period ended January 31, 2020, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517. The shares were cancelled as they had been authorized by the Company but never issued by the transfer agent thus the Company elected to cancel the shares. The cancellation resulted in a gain on cancellation of shares of $96,517.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 12, 2020	By: /s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer