Form 10-K
period 2020-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2020-08-07
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2020

   [    ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:    000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2683 Via De La Valle, Suite G418, Del Mar CA 92014

(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (800) 520-9485

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

Large accelerated filer[   ]  Accelerated filer [   ]

Non-accelerated filer[X ] Smaller reporting company [X]

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

Yes [  ]   No [ X ]

The number of shares outstanding of the Company’s $.0001 Par Value Common Stock as of August 7, 2020 was 19,629,147.  The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2019 was 6,681,284 with a market value of $1,336,925. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

TABLE OF CONTENTS

Page

PART  I

Item 1.Business 3

Item 1A.Risk Factors5

Item 1B.Unresolved Staff Comments5

Item 2.Properties5

Item 3.Legal Proceedings5

Item 4.Mine Safety Disclosures5

PART  II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities6

Item 6.Selected Financial Data7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results

of Operations7

Item 7A.Quantitative and Qualitative Disclosures About Market Risk12

Item 8.Financial Statements and Supplementary Data12

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure12

Item 9A.Controls and Procedures12

Item 9BOther Information13

PART  III

Item 10. Directors, Executive Officers and Corporate Governance13

Item 11.Executive Compensation15

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters15

Item 13.Certain Relationships and Related Transactions and Director Independence16

Item 14.Principal Accounting Fees and Services17

PART  IV

Item 15.Exhibits, Financial Statement Schedules.18

Signatures18

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “DTII” and the “Company” refer to Defense Technologies International Corp.

PART  I

Item 1.Business

Defense Technologies International Corp. (the “Company”) was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name from Canyon Gold Corp. to Defense Technologies International Corp. to represent the Company’s expansion goals more fully into the advanced technology sector.

Our principal executive office is located at 2683 Via De La Ville Suite G418, Del Mar CA 92014 147, telephone (1-800) 520-9485.  Additional office space is subleased from EMAC at 641 West 3rd Street, North Vancouver BC, Canada.

Our website address is http://www.defensetechnologiesintl.com.

Development of Scanner Technology Business

Defense Technologies International Corp.’s (the “Company”) subsidiary PSSI acquired the world-wide exclusive rights to the Passive Security Scan™ a ‘next generation, walk-through personnel scanning system. This patented product (US Patent: 7408461) is an advanced passive scanning technology for detection and identifying concealed threats to be used for the security of schools and other public venues. PSSI has the exclusive World-Wide license to manufacture and sell the Passive Scanning Technology™.        We added a Camera for the detection of Elevated Body Temperatures (EBT), our first products are:

Passive Portal™, Passive Portal™ EBT, Passive EBT Station

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets that include~~d~~ a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.

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

On May 30, 2018, the Company and Control Capture Systems, LLC amended their license agreement as follows:

1.Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter.

2.All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive.

3.Invoices for parts and materials will be billed separate of the license fees noted above.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2,667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company recorded a current liability of $36,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2019  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date no sales of the product have been completed. The Company reviewed the valuation of the license agreement and determined to impair the asset of $378,600.

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

Sales and Marketing

Through our Marketing Director. Mr. Web Barth of Privateer Marketing Force and Mrs. Brook Greenwald of Cornerstone Communications, we have made contact with schools, synagogues schools as well as other venue holders that have expressed interest in having the Passive Security Scan Unit presented at the school for demonstration and evaluation.  Furthermore, as funding permits, we plan to install a demonstration unit in every state free of charge via the state’s Governor’s Office. We expect major exposure through this program.

We have signed three Distributorship Agreements.  A distributor will get a 20% discount on Gross Sales, but is required to purchase a minimum of 25 units at time of signing for a distributorship.  General referrals will earn a 10% discount.

With the completion of requisite funding, we expect to place the first units during the fall of 2020 and commence a major marketing campaign at the same time.  We believe that we will start production and sales within the coming three to six months.

With the start of initial sales, we believe that we will be able to raise major funding through more conventional sources for our production.

Production

We acquired the necessary machinery and equipment to manufacture and assemble up to 500 Passive Portals per month at our Rexburg production facility.

To date we are manufacturing and assembling the first thirteen units which will mainly be used for demonstrations and donations to valuable future customers.

Trademarks and Copyrights

We acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.  CCS currently owns 3 patents and 2 patents pending related to the technology.

Employees

We presently have four full and part-time Consultants and do not anticipate adding additional employees until our business operations and financial resources so warrant. The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  The management of our Company is provided through a series of service agreements with our officers and directors and key consultants.

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

Item 1A. Risk Factors.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our suppliers, management, support staff and professional advisors. As the Company’s operations, are primarily virtual and depends on numerous third party consultants, we cannot measure the impact on our operations or financial condition at this point in time.

Item 1B.  Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2. Properties.

We do not presently own any property.

Item 3.Legal Proceedings.

There are no material pending legal proceedings to which the Company or its subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2020.

High Low

Fiscal year ended April 30, 2019

First Quarter$  1.80     $  0.33

Second Quarter$  1.00         $  0.29

Third Quarter$  0.85$  0.25

Fourth Quarter$  0.48        $  0.15

Fiscal year ended April 30, 2020

First Quarter$   0.46     $   0.06

Second Quarter$    0.42         $   0.11

Third Quarter$   0.46         $    0.08

Fourth Quarter$    0.34          $    0.06

As of July 31, 2020, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2020

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended April 30, 2020 the Company issued 3,258,322 shares of common stock with a value of $232,419 for debt.

During the year ended April 30, 2020 the Company issued 386,091 shares of common stock with a value of $90,245 for accounts payable.

During the year ended April 30, 2020, the Company issued 798,200 shares of its common stock for service with a value of $166,717.

During the year ended April 30, 2020, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517. The shares were cancelled as they had been authorized by the Company but never issued by the transfer agent thus the Company elected to cancel the shares. The cancellation resulted in a gain on cancellation of shares of $96,517.

Dividends Policy

We have never declared cash dividends on our preferred or common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

A summary of the Company’s stock options and warrants as of April 30, 2020, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at April 30, 2018	833	1.50	.06	$ 83
Granted	850,000	1.14	2.75	--
Exercised	--	--	--	--
Forfeited or expired	(833)	1.50	--	--
Outstanding and exercisable at April 30. 2019	850,000	1.14	2.75	$816,000
Granted	--	--	--
Exercised	--	--	--
Forfeited or expired	--	--	--
Outstanding and exercisable at April 30, 2020	850,000	1.14	1.75	$ 882,300

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.102 as of April 30, 2020, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

Item 6.  Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

The consolidated financial statements included in this annual report include the financial statements of the Company and those of Passive Security Scan, Inc. ("PSSI"), a consolidated subsidiary.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Through April 30, 2020, the Company has no revenues, has accumulated deficit of $10,193,808 since inception on June 19, 2008 and had a working capital deficit of $4,097,486 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the capital needs during the year ending April 30, 2021 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have no sources of operating revenues. Accordingly, no revenues were recorded for the years ended April 30, 2019 and 2020.

Our total operating expenses increased to $863,775 in the year ended April 30, 2019 from $903,440 in the year ended April 30, 2020.  The increases are due primarily to an increase in stock based compensation,  and the issuance of shares to investor relations consultants.  We also incurred an increase in professional fees and costs.

Our interest expense decreased from $196,233 in the year ended April 30, 2019 to $146,299 in the year ended April 30, 2020.  The decrease in interest expense is due primarily to lower interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a gain on derivative liability of $2,008,512 compared to a gain of $2,307,215 in the years ended April 30, 2019 and 2020, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of $10,000 and a gain of $204,906 in the years ended April 30, 2019 and 2020, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.  This gain will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material. In addition we had a loss on notes payable of $ 10,243 in 2019 and $2,178,519 in 2020  and  finance and interest cost on notes of $193,941 in 2019 and $341,098 in 2020.

As of April 30, 2019 after an impairment analysis the Company decided to impair the license agreement with a value of $378,600 reducing it to zero.

As a result, we recognized a net gain of $355,720 and net loss of $917,726 on the years ended April 30, 2019 and 2020, respectively.

Because we own 76.28% of PSSI as of April 30, 2019, we include 76.28% of the net loss of PSSI for the year ended April 30, 2019 in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $31,653, for the year ended April 30, 2020 and $114,008 for the same period in 2019.

Liquidity and Capital Resources

At April 30, 2020, we had total current assets of $111,784, consisting of cash of $70,416 and  inventory of $21,368 and prepaid of $20,000. Current liabilities at April 30, 2020 were $4,209,270 resulting in a working capital deficit of $4,097,486.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $1,333,288 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2020 is comprised of amounts due to related parties of $970,547.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At April 30, 2020, we had total convertible notes payable of $821,949, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to convertible notes payable, we received total cash proceeds of $597,000 less payment of  convertible notes of $158,000 and  notes payable of $5,000 for a net cash received of $434,000 during the year ended April 30, 2020.  These convertible short-term notes, which have a total principal balance of $821,949, net of discount at April 30, 2020, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

During the year ended April 30, 2020 we extinguished $232,419 in principal through conversion of convertible notes payable to common stock.

During the year ended April 30, 2020 we repaid $158,000 in convertible notes payable from the proceeds of new notes.

During the year ended April 30, 2019, net cash used in operating activities was $424,940, as a result of our net gain loss of $355,720 and loss on extinguishment of debt of $10,000, change in fair value of $2,008,512, increase in prepaid expenses of $10,500, and increases in accounts payable of $155,951 and accrued payable related parties of $290,528.

During the year ended April 30, 2020 net cash used in operating activities was $328,733, as a result of our net loss of $949,379, stock based compensation of $166,717, amortization of debt discount and financing costs of $341,099 and derivative liability change of $2,307,215. Accounts payable increased $301,752 and payables to related party increased $220,668, with a loss on notes of $2,178,519 and loss on debt extinguishment of $204,906.

During the year ended April 30, 2019, net cash provided by financing activities was $425,000. This was comprised of net proceeds from convertible notes payable of $320,000, partially offset by repayment of convertible notes payable of $190,000, along with common stock sold for cash of $5,000 and notes payable issued for $290,000.

During the year ended April 30, 2020, net cash provided by financing activities was $434,000 comprised of net proceeds from convertible notes payable of $597,000, repayment of convertible notes of $158,000 and a repayment of note payable of $5,000.

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

As of April 30, 2020, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $2,549,956 as of April 30, 2020.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2019 and 2020 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2020 The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2020 and 2019, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2019 and

2020:

2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$ 1,252,539	$ --	$ --	$ 1,252,539
Convertible notes payable, net	959,800	959,800	-	--

Total liabilities measured at fair value	$ 2,212,339	$ 959,800	$ --	$ 1,252,539

2020

Derivative liabilities	$ 1,333,288	$ --	$ --	$ 1,333,288
Convertible notes payable, net	821,949	821,949	--	--

Total liability measured at fair value	$ 2,155,237	$ 821,949	$ --	$ 1,333,288

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

Item 8.Financial Statements and Supplementary Data.

The consolidated financial statements filed with this report are presented beginning on page F-1, immediately following the signature page.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting was not effective as of April 30, 2020 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

NameAgePosition

Merrill W. Moses 66President, CEO, Secretary, Interim CFO

and Director

Charles C. Hooper72Director

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

None of our officers, directors or control persons has had any of the following events occur:

●any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

●being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

●being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2020.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2020, 2019 and 2018.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)(1	2018	$ 0	$ 0	$ 142,500	$ 142,500
	2019	$ 0	$ 0	$ 150,000	$ 150,000
	2020	$ 0	$ 0	$ 150,000	$ 150,000
Charles Cortland Hooper, Director (2)	2018	$ 0	$ 0	$ 60,000	$ 60,000
	2019	$ 0	$ 0	$ 60,000	$ 60,000
	2020	$ 0	$ 0	$ 60,000	$ 60,000

(1)Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016.  As of April 30, 2020, $323,750 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $30,000 was accrued for the year with a payable as of April 30, 2020 of $97,500 payable to Mr. Moses.

(2)Mr. Hooper’s compensation for the fiscal year ended April 30, 2020 was $60,000 with $234,000 accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During the fiscal year ended April 30, 2020, we accrued expenses and services rendered by EMAC in the amount of $129,000 pursuant to Administration Agreements with DTII and PSSI.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2020 was $315,296.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

 Stockholder Matters.

The following table sets forth certain information as of August 7, 2020 with respect to the beneficial ownership of our common stock and based on 19,629,147 shares outstanding:

●Each stockholder believed to be the beneficial owner of more than 5% of our common stock;

●by each of our directors and executive officers; and

●all of our directors and executive officers as a group.

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

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)	of Class

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	1,000,468	5.10%
Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	167	0.00%
5% Beneficial Owners: EMAC Handels AG(2) Schuetzenstr. 22 Pfaeffikon,Switzerland	1,374,605	7.00%
All directors and executive officers as a group (2 person)	1,000,635	5.10%

(1)Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

(2)EMAC Handels AG is a Swiss company located in Pfaeffikon, Switzerland, owned and controlled by Thomas Hiestand.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

During the years ended April 30, 2019 and 2020, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2020, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2020, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$ 315,297
Merrill Moses, President, CEO, Secretary, acting CFO & director	421,250
Charles Hooper, director	234,000
$ 970,547

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2020	2019
Audit fees	$36,099	$ 34,939
Audit related fees	761	1,168
Tax fees	-	-
All other fees	--	--

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

PART  IV

Item 15.  Exhibits, Financial Statement Schedules

(a)Exhibits

Exhibit No.	Exhibit Name

3.1 (2)	Articles of Incorporation and amendments thereto
3.2 (1)	Bylaws
4.1 (2)	Instrument defining security holder rights
21.1	Subsidiaries
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	XBRL Instance Document
101 SCH*	XBRL Schema Document
101 CAL*	XBRL Calculation Linkbase Document
101 DEF*	XBRL Definition Linkbase Document
101 LAB*	XBRL Labels Linkbase Document
101 PRE*	XBRL Presentation Linkbase Document

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

(1)Filed as exhibit to Form S-1 filed on November 10, 2011.

(2)Filed as exhibit to Amendment No. 1 to Form S-1 filed on March 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Defense Technologies International Corp.

By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Dated: August 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MERRILL W. MOSES	Director	August 7, 2020
Merrill W. Moses

/S/ CHARLES C. HOOPER	Director	August 7, 2020
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. (“the Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
August 7, 2020

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets

	April 30,
	2020	2019
ASSETS
		(Reclassified)
Current assets:
Cash	$ 70,416	$ 60
Inventory	21,368	2,787
Prepaid expenses	20,000	10,500
Total current assets	111,784	13,347

Fixed assets, net of depreciation of $2,915	31,996	--
Total assets	$ 143,780	$ 13,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 364,199	$ 283,489
Accrued license agreement payment	71,300	36,300
Accrued interest and fees payable	178,066	209,981
Customer deposits	45,695	--
Derivative liabilities	1,333,288	1,252,539
Convertible notes payable, net of discount	821,949	959,800
Payables – related parties	970,547	749,879
Notes payable	424,226	429,226
Total current liabilities	4,209,270	3,921,214

Total liabilities	4,209,270	3,921,214

Commitments and contingencies	--	--

Stockholders’ deficit
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized: Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 and 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 200,000,000 shares authorized, 9,056,524 and 5,022,244 shares issued and outstanding, respectively, post reverse split	905	502
Additional paid-in capital	6,288,325	5,496,972
Accumulated deficit	(10,193,808)	(9,276,082)
Total	(3,904,234)	(3,778,264)
Non-controlling interest	(161,256)	(129,603)
Total stockholders’ deficit	(4,065,490)	(3,907,867)
Total liabilities and stockholders’ deficit	$ 143,780	$ 13,347

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2020	2019

Revenue	$ -	$ -

Operating expenses:
Consulting fees	529,479	487,362
Investor relations	149,245	13,500
General and administrative	224,716	362,913

Total operating expenses	903,440	863,775

Loss from operations	(903,440)	(863,775)

Other income (expense):
Impairment of asset	--	(378,600)
Gain (loss) on shares issued for service	11,338	--
Gain (loss) on cancellation of stock	96,518	--
Gain (loss) on notes payable	(2,178,519)	(10,243)
Finance and interest cost on notes	(341,098)	(193,941)
Interest expense	(146,299)	(196,233)
Gain (loss) on derivative liabilities	2,307,215	2,008,512
Gain on extinguishment of debt	204,906	(10,000)

Total other income (expense)	(45,939)	1,219,495

Gain(loss) before income taxes	(949,379)	355,720

Provision for income taxes
	--	--
Net gain (loss)	(949,379)	355,720

Non-controlling interest in net loss of consolidated subsidiary	31,653	114,008

Net gain (loss) attributed to the Company	$ (917,726)	$ 469,728

Net loss per common share – basic	$ (0.13)	$ 0.15

Weighted average shares outstanding – basic	6,969,922	3,063,756

Net loss per common share – diluted	$ (0.13)	$ 0.15

Weighted average shares outstanding - diluted	6,969,922	3,063,756

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2020and 2019

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2018	3,797,369	$ 380	1,283,758	$ 128	$ 5,076,110	$ (9,745,809)	$ (15,596)	$(4,684,787)
Common stock issued for cash	--	--	33,333	3	4,997	--	--	5,000
Common stock issued for service	--	--	686,425	69	189,305	--	--	189,374
Common stock issued for debt	--	--	768,728	77	84,978	--	--	85,055
Preferred shares issued earlier	(152,000)	(16)	--	--	16	--	--	--
Common stock issued for conversion of preferred shares	(200,000)	(20)	2,000,000	200	(180)	--	--	--
Common stock issued for contract extension	--	--	250,000	25	12,475	--	--	12,500
Warrants and options issued	--	--	--	--	129,271	--	--	129,271
Net loss	--	--	--	--	--	469,727	(114,007)	355,720
Balance, April 30, 2019 (Reclassified)	3,445,369	$ 344	5,022,244	$ 502	$ 5,496,972	$ (9,276,082)	$(129,603)	$(3,907,867)
Common stock issued for service	--	--	798,200	80	166,637	--	--	166,717
Common stock for service cancelled	--	--	(408,333)	(41)	(96,476)	--	--	(96,517)
Common stock issued for the conversion of debt	--	--	3,258,322	325	232,094	--	--	232,419
Common stock issued for accounts payable	--	--	386,091	39	90,206	--	--	90,245
Retirement of derivative at conversion	--	--	--	--	398,892	--	--	398,892
Net loss	--	--	--	--	--	(917,726)	(31,653)	(949,379)
Balance at April 30, 2020	3,445,369	$ 344	9,056,524	$ 905	$ 6,288,325	$(10,193,808)	$ (161,256)	$ (4,065,490)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated statement of Cash Flows for Years Ended April 30,

	2020	2019
Cash flows from operating activities:
Net gain (loss)	$(949,379)	$355,720
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,915	--
Common stock issued for services	166,717	189,374
Common stock issued for service cancellation	(96,517)	--
Impairment of asset	--	378,600
Shares issued for contract extension	--	12,500
Fee for loan extension	--	30,000
Amortization of debt discount and financing fees	341,099	163,943
(Gain) loss on derivative liabilities	(2,307,215)	(2,008,512)
Gain(loss) on extinguishment of debt	(204,906)	10,000
Loss on notes	2,178,519	10,243
Change in operating assets and liabilities:
(Increase) decrease in inventory	(18,581)	(2,787)
(Increase) decrease in prepaid expenses	(9,500)	(10,500)
Increase in accounts payable and accrued expense	301,752	155,951
Increase in customer deposits	45,965	--
Increase in payables – related parties	220,668	290,528
Net cash used in operating activities	(328,733)	(424,940)

Cash flows used in investing activities
Purchase of fixed assets	(34,911)	--
Net cash used in investing activities	(34,911)	--

Cash flows from financing activities:
Proceeds from sale of common stock for cash		5,000
Repayment of convertible notes	(158,000)	(190,000)
Proceeds from convertible notes payable, net	597,000	320,000
Proceeds (repayment) from notes payable	(5,000)	290,000
Net cash provided by financing activities	434,000	425,000

Net increase (decrease) in cash	70,356	52
Cash at beginning of the year	60	8
Cash at end of the year	$70,416	$60

Supplement Disclosures
Interest paid	$22,600	$--
Income tax paid	$--	$--

Non-Monetary Transactions
Common stock issued for convertible debt	$232,419	$85,055
Common stock issued for the conversion of preferred shares	$--	$20
New notes issued to pay old notes	$--	$90,037
Ap converted to note payable	$--	$114,226
Common stock issued for accounts payable	$90,245	$--
Derivative liability on debt conversion	$--	$73,312
Preferred shares adjusted to issuance	$--	$16
Warrant financing expense	$--	$73,313
Retirement of derivative liability on debt conversion	$398,892	$--
Derivative liabilities for day 1 on tainted convertible notes	$2,607,576	$--
Common stock issue as an inducement to note issuance	$3,000	$--

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended April 30, 2020 and 2019

NOTE 1. NATURE OF BUSINESS AND CONTINUED OPERATIONS

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to represent the Company’s expansion goals more fully into the advanced technology sector.

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

On January 19, 2018, the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to effect a reverse split of the Company’s outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The reverse split was effective on March 20, 2018. The number of shares in the financials are reflective of the reverse split.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2020, the Company has no revenues, has accumulated deficit of $10,193,808 and a working capital deficit of $4,097,486 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2020 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.

Critical Accounting Policies- Reclassification

The shareholders’ deficit in the year ended April 30, 2019 has been reclassified to conform to the current period financial statement presentations. This reclassification has no effect on the previously reported balance sheet and the income statement.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles –Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company is currently unable to determine the impact on its consolidated financial statements of the adoption of this new accounting pronouncement.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company did adopt the new accounting pronouncement and is recording a lease use asset and lease liability as of May 31, 2019. As of August 30, 2019 the lease was cancelled by the landlord thus no lease use and liability was reported as of April 30, 2020 and 2019 .

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

The non-controlling interest in PSSI, representing 5,441,436 common shares, or 23.72%, was acquired by several individuals and entities, including related parties, in exchange for services valued at $6,100 and the extinguishment of Company accounts payable – related parties with a book value of $9,835.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. On April 30, 2019, the Company impaired its licenses agreement of $378,600.

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

As of April 30, 2020, convertible debt and related accrued interest payable were convertible into 18,059,793 shares of the Company’s common stock, 200,000 shares of convertible preferred stock was convertible into 2,000,000 shares of the Company’s common stock, 582,857 warrants were convertible into 582,857 shares of common stock and 250,000 options were convertible into 250,000 shares of common stock..

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

As of April 30, 2020 and 2019, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2020 and 2019:

2019	Total	Level 1	Level 2	Level 3

Derivative liabilities	$ 1,252,539	$ -	$ -	$ 1,252,539
Convertible notes payable, net	959,800	959,800	-

Total liabilities measured at fair value	$ 2,212,339	$ 959,800	-	$ 1,252,539

2020

Derivative liabilities	$ 1,333,288	$ --	$ --	$ 1,333,288
Convertible notes payable, net	821,949	$ 821,949	$ --

Total liability measured at fair value	$ 2,155,237	$ 821,949	$ --	$ 1,333,288

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees and consultants in accordance with FASB ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturity of three or fewer months to be cash equivalents.

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make various products for sale.

Equipment

Equipment is carried at the cost of acquisition and depreciated over the estimated useful lives of the assets which is 36 months. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

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

The Company reviewed its valuation of the license agreement and as of April 30, 2019 the Company elected to fully impair its licenses agreement resulting in an impairment loss of $378,600.

NOTE 4: RELATED PARTY TRANSACTIONS

Payables – Related Parties

During the years ended April 30, 2019 and 2020, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2020, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2019 and 2020, the Company had payable balances due to related parties totaling $749,879 and $970,547, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

Notes Payable

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000.  The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder  20% of any funding event of private or public equity. As of April 30, 2020 the Company owed the note holder $99,226 plus interest. As of April 30, 2020 the note is in default.

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of April 30, 2020 the $25,000 of the loan was funded by the lender.

NOTE – 5: CONVERTIBLE DEBT

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

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of April 30, 2020 the shares had not been issued.

On February 16, 2018 Passive Security Scan Inc , a subsidiary of the Company issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000.  The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On May 22, 2018, the Company signed an agreement with an investor for a loan of $25,000. The note is convertible 180 days after the date of the note to shares of the Company’s common stock at $0.75 per share or a 25% discount to the 10 day trading average prior to conversion; whichever is lower. The total amount of the loan must be converted on the date of conversion.  The note has an annual interest rate of 6%.

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney's trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder received 150,000 shares of the Company's common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share.

On July 10, 2018 RAB agreed to buy the outstanding convertible debt from Jabro Funds for $35,000. The Company as part of the agreement paid Jabro Funds the $35,000 for the debt and considered it retired and paid in full.

On August 29, 2018, the Company entered into a settlement agreement with Firstfire Global Opportunity Fund where the Company will pay Firstfire $250,000 plus $50,000 in common stock to settle all the debt owed Firstfire by the Company. Under terms of the agreement the Company will pay $125,000 upon receipt of initial funding and $125,000 within 90 days after the initial payment. The Company agreed to issue on December 31, 2018 $50,000 in stock with the number of shares being based on the lessor of $1.00 per share or a 25% discount of the average closing share price during the 10 trading days prior to the issuance of the shares. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Firstfire will remain in place less the $125,000 paid by the Company. The initial payment of $125,000 was made on September 6, 2018. The shares have been issued but the balance of the note has not been paid.

On September 5, 2018, the Company entered into a settlement agreement with Crown Bridge Partners LLC where the Company will pay Crown Bridge $100,000 to settle all the debt owed Crown Bridge by the Company. Under terms of the agreement the Company will pay $30,000 upon receipt of initial funding and $70,000 within 90 days after the initial payment. If funding is not secured the funding for the second payment within 90 days of the initial payment the present note due Crown Bridge will remain in place less the $30,000 paid by the Company. The initial payment of $30,000 was made on September 6, 2018.The balance of the payment was not paid within the 90 day period.

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

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes.

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of April 30 2020 $ 25,000 of the loan was funded by the lender.

On March 26, 2019, the Company entered into an agreement with Iconic Ventures, LLC to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception.

The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes.

On May 6, 2019, the Company issued an 8% convertible note to Black Ice Advisors, LLC for $57,500 which matures on May 6, 2020. The note redeemable at a premium up to 140% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 60% of the lowest trading price twenty days prior to conversion. On December 19, 2019 Crown Bridge purchased the note from Black Ice. As part of the transaction the Company paid Black Ice $35,000 and Crown Bridge assume the note including accrued interest and penalties which has a face value of $48,871.  The Company accounted for the difference of $23,000 as financing costs and $3,371 as interest. In addition the Company did a true up on another Crown note to the amount of $8,125.

On April 21, the Company issued a 10%  convertible note to Power Up Lending for $78,000 which matures on April 21, 2021. The note is convertible 180 days from the date of the note into common stock of the Company at 61% of the average of the lowest three trading prices 20 days prior to conversion or may be redeemed up to 180 days after issuance for 139% of the face value plus accrued interest.

On May 10, 2019, the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire will receive 150,000 shares of the Company. As the $10,000 was not received by April 30, 2020 Firstfire will receive additional shares for the $10,000.

On July11, 2019 the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 62% of the lowest trading price twenty days prior to conversion.

On November 1, 2019, the Company issued a convertible note to Adar Alef, LLC for $40,700 with a $3,700 original discount.  The note matures on October 31, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 70% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to135% above face value.

On November 12, 2019, the Company issued a convertible note to Platinum Point Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value.

On November 12, 2019, the Company issued a convertible note to Jefferson Street Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value.

On December 20, 2019, the Company issued a convertible note to Lliah for $63,950 with an original discount of $8,950.  The note matures on December 19, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value.

On January 10, 2020, the Company issued a convertible note to Crown Bridge Partners, LLC with a principal; amount of $171,000 and a prorate original discount of $15,000.  The first tranche of the note received by the Company was a face value of $57,000 and net amount received of $50,000. Each tranche of the note matures twelve months from receipt of the tranche and bears interest at the rate of 10% per annum with a default rate of 15%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 125% above face value.

On January 13, 2020, the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $0.60 per share or  of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest.

On April 21, 2020, the Company issued an additional note to Power Up Lending LLC for $78,000 with an original discount of $3,000.  The note matures on April 21, 2021 bearing interest at the rate of 10% per annum. The note is convertible after 180 days from issuance  into common stock of the Company at 61% of the lowest trading price for twenty days prior to conversion.

During the year ended April 30, 2019, the Company issued a total of 768,728 shares of its common stock in the conversion of $85,055 in convertible notes principal and in accrued interest payable and fees.

During the year ended April 30, 2020, the Company issued a total of 3,258,322 shares of its common stock in the conversion of $232,419 convertible notes principal and accrued interest payable.

As of April 30, 2019, and April 30, 2020, the convertible debt outstanding, net of discount, was $959,800 and $821,949, respectively.

During the years ended April 30, 2019 and 2020, we had the following activity in our derivative liabilities:

Balance at April 30, 2019	$1,252,539

Issuance and conversion of convertible debt- net	2,387,964
Gain on gain on derivative liability	(2,307,215)

Balance at April 30, 2020	1,333,288

The estimated fair value of the derivative liabilities at April 30, 2020 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	1.90%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	427.00%

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

On May 20, 2019, the Company approved the  issuance of 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of April 30, 2020 the Common shares had not been issued and the conversion was not completed.

As of April 30, 2019 the Company had 2,925,369 shares of  Series A and 520,000 Series B preferred shares issued and outstanding.

On May 9, 2019, DTII’s Board of Directors unanimously resolved to revise the terms of the company’s Series A and Series B Preferred Shares. Under the new terms, the conversion right of both Series A and B Preferred Shares was changed from five (5) shares of DTII common stock for each one (1) share of Preferred Stock, to a new conversion right of ten (10) shares of DTII common stock for each one (1) share of Preferred Stock. The revised conversion terms apply to all issued and outstanding Preferred Shares and to future issuances of Series A and Series B Preferred Stock. The Board received the unanimous consent to the changed terms from each current Preferred shareholder

Common Stock:

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

On May 25, 2019, the Company issued 250,000 shares to Stuart Young per the investment agreement dated April 30, 2019 with a value of $50,000 for service.

On May 25, 2019, the Company issued 75,000 shares of common stock to Kenneth Fitzpatrick per the consulting agreement dated February 25, 2019 with a value of $215,000.

On August 7, 2019, the Company issued 100,000 to David King with a value of $13,500 for service.

During the year ended April 30, 2019, the Company issued 250,000 shares of its common stock for the extension of a convertible note payable with a value of $12,500.

During the year ended April 30, 2020 the Company issued 3,258,322 shares of common stock with a value of $232,419 for debt.

During the year ended April 30, 2020 the Company issued 386,091 shares of common stock with a value of $90,245 for accounts payable.

During the year ended April 30, 2020, the Company issued 798,200 shares of its common stock for service with a value of $166,779.

During the year ended April 30, 2020, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517. The shares were cancelled as they had been authorized by the Company but never issued by the transfer agent thus the Company elected to cancel the shares. The cancellation resulted in a gain on cancellation of shares of $96,517.

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

A summary of the Company’s stock options and warrants as of April 30, 2020, and changes during the two years then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2018	833	1.50	.06	$ 83
Granted	850,000	1.14	2.75
Exercised	--	--	--	--
Forfeited or expired	(833)	1.50	--	-
Outstanding and exercisable at April 30. 2019	850,000	1.14	2.75	$816,000
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding and exercisable at April 30, 2020	850,000	1.14	1.75	$ 882,300

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.102 as of April 30, 2020, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2020 and 2019.

	2020	2019
Income/(Loss) Before Income Taxes	$(949,379)	$356,572

Income Tax Recovery/Expense	1,524,553	(2,014,255)

Valuation Allowance	535,491	855,647
	$-	$-

Net Operating Losses	$(2,549,956)	$(4,074,509)
Tax Rate	21%	21%

Deferred Tax Assets	(535,491)	(855,647)
Valuation Allowance	535,391	855,647
Net Deferred Tax Assets	$-	$-

The Company had a net loss of for the years ended April 30, 2020 and 2019, respectively. As of April 30, 2020, the Company had a net operating loss carry forward of $2,549,956 which can be used to offset future taxable income.

The effective rate of corporate income tax was reduced from a maximin rate  of 35% to 21% effective in the tax year 2017. A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2020 and 2019 as follows:

	2020	2019
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	--%	--%

The Company’s tax years within the United States remain open for review back to 2016.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The tax rates the Company calculated the deferred tax asset for the years ended April 30, 2020 and 2019

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2020:

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

NOTE 10:  LEASE

On October 16, 2018, the Company signed a three year lease for the Company’s warehouse space effective on November 1, 2018 through October 31, 2021. The lease is for approximately 4,700 square feet of warehouse space with a gross monthly rental cost including common area charges of $3,250. The lease was terminated by the landlord on August 30, 2019 with the outstanding balance due of $11,230.

NOTE 11 – SUBSEQUENT EVENTS

During the period from May 1, 2020 through July 27, 2020 the Company issued 10,635,623 shares of common stock with a value of $131,504 for the conversion of debt.

The Company has evaluated subsequent events to determine events occurring after April 30, 2020 through August 7, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.