Form 10-Q
period 2020-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2020-09-21
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2020

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State of Incorporation)	(I.R.S. Employer Identification Number)

2683 Via De La Valle, Suite G418, Del Mar CA 92014(Address of principal executive offices)

(800) 520-9485(Registrant’s telephone number, including area code)

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

Yes  [   ]   No  [X]

As of September 21, 2020, there were 29,419,282 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE  MONTH PERIODS ENDED JULY 31, 2020 AND 2019

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets

	July 31, 2020	April 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 117	$ 70,416
Inventory	23,235	21,368
Prepaid	20,000	20,000
Total current assets	43,352	111,784

Fixed assets, net of depreciation	29,080	31,996
Total assets	$ 72,432	$ 143,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$ 412,486	$ 364,199
Accrued licenses agreement payable	83,800	71,300
Accrued interest and fees payable	211,895	178,066
Convertible notes payable, net of discount	825,780	821,949
Derivative liabilities	1,029,799	1,333,288
Payables – related parties	1,028,122	970,547
Customer deposits	45,695	45,694
Notes payable	424,226	424,226
Total current liabilities	4,061,803	4,209,270

Total liabilities	4,061,803	4,209,270

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 200,000,000 shares authorized, 19,692,147 and 9,056,524 shares issued and outstanding, respectively	1,968	905
Additional paid-in capital	6,656,204	6,288,325
Accumulated deficit	(10,475,804)	(10,193,808)
Total	(3,817,288)	(3,904,234)
Non-controlling interest	(172,083)	(161,256)
Total stockholders’ deficit	(3,989,371)	(4,065,490)

Total liabilities and stockholders’ deficit	$ 72,432	$ 143,780

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended July 31,
	2020	2019
Expenses:
General and administrative	$ 178,882	$ 221,822

Total expenses	178,882	221,822

Loss from operations	(178,882)	(221,822)

Other income (expense):
Interest expense	(34,860)	(44,524)
Gain (loss) on derivative liability	66,056	863,032
Gain (loss) on extinguishment of debt	--	204,129
Finance costs	(5,380)	--
Interest- note discount	(128,930)	--
Gain (loss) on notes	----	(69,548)

Total other income (expense)	(103,114)	953,089

Income (loss) before income taxes	(292,823)	731,267

Provision for income taxes

Net income (loss) before non-controlling interest	(292,823)	731,267

Non-controlling interest in net loss of the consolidated subsidiary	10,827	8,154

Net income (loss) attributed to the Company	$ (281,996)	$739,421

Net income (loss) per common share:
Basic	$ (0.02)	$ (0.10)
Diluted	$ (0.02)	$ (0.00)

Weighted average common shares outstanding:
Basic	13,349,602	7,603,100
Diluted	13,349,602	51,688,646

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended July 31, 2020 and 2019

(Unaudited)

Preferred Stock							Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Series A Series B				Common Stock		Capital	Deficit	Interest	Deficit

Three Months Ended July 31, 2019
Balance, April 30, 2019	2,925,369	$ 292	520,000	$ 52	5,022,224	$ 502	$5,496,972	$(9,276,082)	$(129,603)	$(3,908,211)
Common stock issued for debt	--	--	--	--	161,050	16	39,694	--	--	39,711
Common stock issued for service	--	--	--	--	325,000	33	80,567	--	--	80,600
Net loss	--	--	--	--	--	--	--	739,421	(8,154)	731,267
Balance July 31, 2019	2,925,369	$292	520,000	$52	8,339,644	$834	$5,616,979	$(8,536,661)	$(137,757)	$(3,056,289)
Three Months Ended July 31, 2020
Balance April 30, 2020	2,925,369	$292	520,000	$ 52	9,056,524	$905	$6,288,325	$(10,193,808)	$(161,256)	$(4,065,490)
Common stock issued for debt	--	--	--	--	10,635,623	1,063	130,446	--	--	131,509
Retirement of derivative on debt conversion	--	--	--	--	--	--	237,433			237,433
Net income (loss)	--	--	--	--				(281,996)	(10,827)	(292,823)
Balance July 31, 2020	2,925,369	$292	520,000	$52	19,692,147	$ 1,968	$6,656,204	$(10,475,804)	$ (172,083)	$(3,989,371)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$ (292,823)	$ 731,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount to interest expense and finance charges	135,340	19,145
Common stock issued for debt	--	80,600
(Gain) loss on derivative liability	(66,056)	(863,032)
(Gain) loss on debt extinguishment	--	(204,129)
Operating lease expense	--	9,669
Loss on note	--	69,548
Depreciation	2,916	--
Change in operating assets and liabilities:
Deposits	--	7,500
(Increase) decrease in inventory	(1,867)	--
Increase (decrease) in accounts payable	94,616	27,709
Operating lease liability	--	(9,669)
Customer deposits	--	30,375
Increase in payables – related parties	57,575	66,913
Net cash provided by (used in) operating activities	(70,299)	(34,102)

Cash flows from financing activities
Repayment of convertible notes payable	--	(65,000)
Proceeds from convertible notes	--	115,500

Net cash provided by financing activities	--	50,500

Net increase (decrease) in cash	(70,299)	16,398

Cash at beginning of period	70,416	60
Cash at end of period	$ 117	$ 16,458

Supplement Disclosures
Interest Paid	$ --	$ --
Income tax Paid	$ --	$ --

Noncash financing and investing activities
Retirement of derivative at debt conversion	$ 237,433	$ --
Common stock issued for the conversion of preferred shares	--	$ 283
Common stock issued for convertible debt	$ 131,509	$ 39,711

See notes to condensed consolidated financial statements

Defense Technologies International Corp.

Notes to Condensed Consolidated Financial Statements

As of July 31, 2020

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2020 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2020, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2020 and 2019 The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2020 consist of parts used in assembly of the units being sold with no work in progress or finished goods. As of July 31, 2020 and April 30, 2020 the value of the inventory was $23,235 and $21,368, respectively.

Equipment

Equipment is carried at the cost of acquisition and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three years. As of July 31, 2020 had fixed assets net of depreciation of $29,080 compared to $31,996 as of April 30, 2020.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. On April 30, 2019, the Company elected to impair its licenses agreement of $378,600 so as of July 31, 2020, no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of July 31, 2020, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt for a total of 95,542,005. With the loss in operations for the three-month period ended July 31, 2020, the additional shares were determined to be non-dilutive.

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

NOTE - 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through July 31, 2020, the Company has no revenues, has accumulated deficit of $10,486,631 and a working capital deficit of $4,018,451 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE - 4: RELATED PARTY TRANSACTIONS

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

As of July 31, 2020, and April 30, 2020, the Company had payable balances due to related parties totaling $1,028,122 and $970,547, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of July 31, 2020, $25,000 of the loan was funded by the lender.

As of July 31, 2020 and April 30, 2020 the outstanding balances of notes payable was $424,226, respectively.

NOTE – 6: CONVERTIBLE DEBT

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

On May 10, 2019, the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire received 150,000 shares of the Company. On September 12, 2019, the $10,000 was converted in to 123,456 shares of common stock.

On July 11, 2019, the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days to the Company common stock at 62% of the lowest trading price twenty days prior to conversion. On January 16, 2020, the Company paid GS Capital partners $80,620 consisting of principal of the face amount of the note of $58,000 plus $22,600 in prepayment penalty which was charged to interest.

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

On November 12, 2019, the Company issued a convertible note to Platinum Point Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value

On November 12, 2019, the Company issued a convertible note to Jefferson Street Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value.

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

During the three months ended July 31, 2020 the Company issued 10,635,623 shares of common stock with a value of $131,509 for debt.

As of July 31, 2020, and April 30, 2020, the convertible debt outstanding, net of discount, was $825,780 and $821,949, respectively.

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

As of July 31, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2020:

	Level 1	Level 2	Level 3
Balance at April 30, 2020	$ --	$ --	$ 1,333,288
Retirement of derivative at conversion			(237,433)
Change in fair value of derivative liability	$ --	$ --	$ (66,056)

Balance at July 31, 2020	$ --	$ --	$ 1,029,799

The estimated fair value of the derivative liabilities at July 31, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	2.00%
Expected life in years	0.25 to 0.85
Dividend yield	0%
Expected volatility	443.00%

NOTE – 8: EQUITY

Common Stock

During the three month period ended July 31, 2019, the Company issued 325,000 shares of its common stock for service with a value of $80,600.

During the three months ended July 31, 2020 the Company issued 10,635,623 shares of common stock with a value of $131,509 for debt.

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

On May 20, 2019, the Company approved the issuance of 2,831,350 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of July 31, 2020 the common shares had not been issued and the conversion was not completed.

As of July 31, 2020 the Company had 2,925,369 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock options and warrants as of July 31, 2020, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2020	850,000	$1.14	2.00	$ 882,300
Granted	--	$--	--	--
Exercised	--	$--	--	--
Forfeited or expired	--	$--	--	--
Outstanding and exercisable at July 31, 2020	850,000	$1.14	1.50	$ 967,185

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2020:

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

On May 30, 2018, the Company and Control Capture Systems, LLC amended their license agreement as follows.

•Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter.

•All payment will be in US dollars or stock of the Company and or its subsidiary.  The value of the stock will be a discount to market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive.

•Invoices for parts and materials will be billed separate of the license fees noted above.

NOTE - 11:  LEASE

On October 16, 2018, the Company signed a three year lease for the Company’s warehouse space effective on November 1, 2018 through October 31, 2021. The lease is for approximately 4,700 square feet of warehouse space with a gross monthly rental cost including common area charges of $3,250. The lease was terminated by the landlord on August 30, 2019 with the outstanding balance due of $11,230.

NOTE - 12:  SUBSEQUENT EVENTS

During the period from August 1, 2020 to September 18, 2020 the Company issued 9,727,135 shares of common stock for debt with a value of $63,657 on conversion of notes.

The Company has evaluated subsequent events to determine events occurring after July 31, 2020 through September 21, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement. Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products, and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement.

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

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our, customers, management, support staff and professional advisors. As the Company’s operations, are the continual building and sales of units we cannot measure what the impact may be but we do not anticipate a significant impact on our operations or financial condition, except for potential initial reduction for the sale of our product.

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

Results of Operations

We currently have no operating revenue for the three months ended July 31, 2020. We do have customer deposits of $45,695 which will be recognized as revenue when the units are shipped to the buyers.

Our general and administrative expenses for the three months ended July 31, 2020 was $189,709 compared to $221,822 for the same period ended July 31, 2019.  The decrease was due primarily to consulting costs.

Interest expenses incurred in the three months ended July 31, 2020 was $34,860 compared to $44,524 for the three ended July 31, 2019.

Change in derivative liability resulted in a gain of $66,056 for the three months period ended July 31, 2020, compared to a gain of $863,032 for the same periods ended July 31, 2019.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three months periods ended  July 31, 2020 was expense of $103,114 compared to other income of $953,089 for the three months period in 2019. The variance is primarily due to the change in derivative liability and debt extinguishment in the three months period in both 2020 and 2019 and loss on notes in the period ended Jul 31, 2020 versus the same period in 2019.

Net income and loss before non-controlling interest for the three and ended July 31, 2020 was a net loss of $292,823 compared net income of 731,267 for the same three months periods in 2019. After adjusting for our consolidated subsidiary, net loss and net income for the three months ended July 31, 2020 a net loss of $ 281,996 compared to a net income of $739,421 for the same periods in 2019, respectively.

Liquidity and Capital Resources

At July 31, 2020, we had total current assets of $43,352, and total current liabilities of $4,061,803, resulting in a working capital deficit of $4,018,451. Included in our current liabilities and working capital deficit at July 31, 2020 are derivative liabilities totaling $1,029,799 related to the conversion features of certain of our convertible notes payable, convertible notes of $825,780, net of discount, notes payable related parties of $1,028,122, accounts payable and accrued expense of $412,486 and notes payables of $424,226. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of July 31, 2020, we had total convertible notes payable of $825,780, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the three months ended July 31, 2020, net cash used in operating activities was $70,299 compared to cash used of $34,102 in the same period in 2019. Net cash used in 2020 consisted of net loss of $292,823 offset by gain in derivative liability of $66,056 and increase in payables to related parties of $57,575.

During the three months ended July 31, 2020 net cash provided by financing activities was zero compared to $50,500 in 2019.

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

Item 4.Controls and Procedures.

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

Item 1.Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.Risk Factors

This item is not required for a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2020 the Company issued 10,635,623 shares of common stock with a value of $131,509 for debt.

The issuances of the Company’s common stock set forth above were in private transactions to a persons familiar with the Company’s business, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 3.Defaults Upon Senior Securities

This item is not applicable.

Item 4.Mine Safety Disclosure

This item is not applicable.

Item 5.Other Information

Not applicable

Item 6.Exhibits

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 21, 2020              By: /S/ MERRILL W. MOSES

Merrill W. Moses

Chief Executive Officer

Acting Chief Financial Officer