Form 10-Q/A
period 2020-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2020-09-22
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

AMENDMENT

The purpose of this amended 10-Q for the quartered ended July 31, 2020 is to correct the error of general and administrative expenses as stated in the statement of operations and disclose as a subsequent event the issuance of a convertible note for $75,350 on September 8, 2020. Neither of these events have a material impact on the financials as stated in the original 10-Q filed is should be reviewed as corrections only.

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

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended July 31,
	2020	2019
Expenses:
General and administrative	$ 189,708	$ 221,822

Total expenses	189,708	221,822

Loss from operations	(189,708)	(221,822)

Other income (expense):
Interest expense	(34,860)	(44,524)
Gain (loss) on derivative liability	66,056	863,032
Gain (loss) on extinguishment of debt	--	204,129
Finance costs	(5,380)	--
Interest- note discount	(128,930)	--
Gain (loss) on notes	----	(69,548)

Total other income (expense)	(103,114)	953,089

Income (loss) before income taxes	(292,823)	731,267

Provision for income taxes

Net income (loss) before non-controlling interest	(292,823)	731,267

Non-controlling interest in net loss of the consolidated subsidiary	10,827	8,154

Net income (loss) attributed to the Company	$ (281,996)	$739,421

Net income (loss) per common share:
Basic	$ (0.02)	$ (0.10)
Diluted	$ (0.02)	$ (0.00)

Weighted average common shares outstanding:
Basic	13,349,602	7,603,100
Diluted	13,349,602	51,688,646

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

On September 8, 2020, the Company issued a convertible note with a face value of $75,350 for net cash purchase price of $68,500. The note bears interest of 8% and matures on September 8, 2021.

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