Form 10-Q
period 2020-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2020-12-15
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2020

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

Yes  [   ]   No  [X]

As of December 15, 2020, there were 48,395,998 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE  AND SIX  MONTH PERIODS ENDED October 31, 2020 AND 2019

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp.
Condensed Consolidated Balance Sheets
	October 31, 2020	April 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 80,518	$ 70,416
Inventory	34,627	21,368
Prepaid	20,000	20,000
Total current assets	135,145	111,784

Fixed assets, net of depreciation	26,166	31,996
Total assets	$ 161,311	$ 143,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$ 421,521	$ 364,199
Accrued licenses agreement payable	96,300	71,300
Accrued interest and fees payable	171,581	178,066
Convertible notes payable, net of discount	776,813	821,949
Derivative liabilities	1,530,506	1,333,288
Payables – related parties	1,083,872	970,547
Customer deposits	30,375	45,694
Notes payable	382,542	424,226
Total current liabilities	4,493,510	4,209,270

Total liabilities	4,493,510	4,209,270

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 200,000,000 shares authorized, 48,395,998 and 9,056,524 shares issued and outstanding, respectively	4,838	905
Additional paid-in capital	7,467,979	6,288,325
Accumulated deficit	(11,623,522)	(10,193,808)
Total	(4,150,361)	(3,904,234)
Non-controlling interest	(181,838)	(161,256)
Total stockholders’ deficit	(4,332,199)	(4,065,490)

Total liabilities and stockholders’ deficit	$ 161,311	$ 143,780

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
As of October 31,
(Unaudited)

	Three Months		Six Months
	2020	2019	2020	2019
Revenue	$ 15,320	$ --	$ 15,320	$ --
Cost of goods	13,085	--	13,085	--
Gross Profit	2,235	--	2,235

Expenses:
Depreciation	5,830	--	5,830	--
General and administrative	168,257	189,840	357,965	411,662

Total expenses	174,087	189,840	363,795	411,662

Loss from operations	(171,852)	(189,840)	(363,560)	(411,662)

Other income (expense):
Interest expense	(20,237)	(5,558)	(55,097)	(50,082)
Interest expense- loan penalty	(27,658)	--	(27,658)	--
Gain (loss) on derivative liability	(299,700)	(38,636)	(233,645)	824,396
Gain (loss) on extinguishment of debt	--	(9,910)	--	199,544
Gain (loss) on cancellation of stock	--	96,517	--	96,517
Gain (loss) on debt settlement	54,831	--	54,831	--
Finance costs	(97,731)	--	(103,111)	--
Interest- note discount	(128,926)	(43,916)	(257,856)	(49,241)
Gain (loss) on notes	(466,200)	5,325	(466,200)	(64,223)

Total other income (expense)	(985,621)	3,822	(1,088,736)	956,911

Income (loss) before income taxes	(1,157,473)	(186,018)	(1,450,296)	545,249

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	(1,157,473)	(186,018)	(1,450,296)	545,249

Non- controlling interest in net loss of the consolidated subsidiary	9,755	5,769	20,582	13,923

Net income (loss) attributed to the Company	$ (1,147,718)	$ (180,249)	$(1,429,714)	$ 559,172

Net income (loss) per common share:
Basic	$ (0.04)	$ (0.03)	$ (0.06)	$ (0.09)
Diluted	$ (0.04)	$ (0.03)	$ (0.06)	$ (0.01)

Weighted average common shares outstanding:
Basic	31,137,581	5,766,950	23,361,626	5,730,368
Diluted	31,137,581	5,766,950	23,361,626	44,884,736

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended October 31, 2020 and 2019

(Unaudited)

	Preferred Stock						Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Series A		Series B		Common Stock

Balance, April 30, 2019	2,925,369	$ 292	520,000	$ 52	5,022,224	$ 502	$5,496,972	$(9,276,082)	$(129,603)	$(3,908,211)
Common stock issued for debt	--	--	--	--	161,050	16	39,694	--	--	39,711
Common stock issued for service	--	--	--	--	325,000	33	80,567	--	--	80,600
Net loss	--	--	--	--	--	--	--	739,421	(8,154)	731,267
Balance July 31, 2019	2,925,369	292	520,000	52	5,508,294	551	5,616,979	(8,536,661)	(137,757)	(3,056,289)
Common stock issued for debt	--	--	--	--	818,773	82	65,578	--	---	65,660
Common stock issued for service	--	--	--	--	253,200	25	33,154	--	--	33,179
Common stock issued for service cancellation	--	--	--	--	(408,333)	(41)	(96,478)	--	--	(96,517)
Common stock issued for accounts payable	--	--	--	--	186,091	19	50,226	--	--	50,245
Retirement of derivatives on debt conversion	--		--	--	--	--	149,153	--	--	149,153
Net loss	--	--	--	--	--	--	--	(180,249)	(5,769)	(186,018)
Balance at October 31, 2019	2,925,369	$ 292	520,000	$ 52	6,358,025	$ 636	$5,818,331	$ (8,716,910)	$ (143,526)	$ (3,041,125)

Balance April 30, 2020	2,925,369	$ 292	520,000	$ 52	9,056,524	$905	$6,288,325	$(10,193,808)	$(161,256)	$(4,065,490)
Common stock issued for debt	--	--	--	--	10,635,623	1,063	130,446	--	--	131,509
Retirement of derivative on debt conversion	--	--	--	--	--	--	237,433			237,433
Net income (loss)	--	--	--	--				(281,996)	(10,827)	(292,823)
Balance July 31, 2020	2,925,369	292	520,000	52	19,692,147	1,968	6,656,204	(10,475,804)	(172,083)	(3,989,371)
Common stock issued for debt	--	--	--	--	28,703,851	2,870	231,868	--	--	234,738
Retirement of derivatives on debt conversion	--	--	--	--	--		579,907	--	--	579,907
Net loss	--	--	--	--	--	--	--	(1,147,719)	(9,755)	(1,157,473)
Balance at October 31, 2020	2,925,369	$ 292	520,000	$ 52	48,395,998	$ 4,838	$7,467,979	$(11,623,522)	$ (181,838)	$ (4,332,199)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$ (1,450,296)	$ 545,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service	--	113,779
Common stock issued for service cancelled	--	(96,517)
Amortization of debt discount to interest expense	257,854	49,241
(Gain) loss on derivative liability	233,645	(824,396)
Operating lease expense	--	19,281
(Gain) loss on debt extinguishment	(41,684)
Loss on note	466,200	64,223
Depreciation	5,830	--
Change in operating assets and liabilities:
Deposits		7,500
( Increase) decrease in inventory	(13,259)	--
Increase (decrease) in accounts payable and accrued expenses	217,092	131,479
Operating lease liability	--	(19,281)
Customer deposits	(15,320)	45,695
Increase in payables – related parties	113,325	114,744
Net cash provided by (used in) operating activities	(226,613)	(48,547)

Cash flows from financing activities
Repayment of convertible notes payable	(78,000)	(65,000)
Proceeds from convertible notes	314,715	115,000

Net cash provided by financing activities	236,715	50,000

Net increase (decrease) in cash	10,102	1,453

Cash at beginning of period	70,416	60
Cash at end of period	$ 80,518	$ 1,513

Supplement Disclosures
Interest Paid	$ --	$ --
Income tax Paid	$ --	$ --

Noncash financing and investing activities
Retirement of derivative at debt conversion	$ 817,340	$ 149,153
Derivative of convertible notes on day one	$ 780,913	$ -
Notes issued for accounts payable	$ --	$ 50,245
Common stock issued for convertible debt	$ 366,247	$ 104,833

See notes to condensed consolidated financial statements

Defense Technologies International Corp.

Notes to Condensed Consolidated Financial Statements

As of October 31, 2020

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2020, the consolidated results of its operations and its consolidated cash flows for the three and six months ended October 31, 2020 and 2019 The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2020 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of October 31, 2020 and April 30, 2020 the value of the inventory was $34,627 and $21,368, respectively.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. On April 30, 2019, the Company elected to impair its licenses agreement of $378,600 so as of October 31, 2020, no impairment of asset was necessary.

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of October 31, 2020, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt for a total of 127,265,783. With the loss in operations for the six-month period ended October 31, 2020, the additional shares were determined to be non-dilutive.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2020, the Company had revenues of $15,320, has accumulated deficit of $11,623,522 and a working capital deficit of $4,358,365 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of October 31, 2020 and April 30, 2020, the Company had payable balances due to related parties totaling $1,083,872 and $970,547, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of October 31, 2020, $25,000 of the loan was funded by the lender.

During the six months ended October 31, 2020, the Company settled a portion of a note payable resulting on a gain on settlement of debt of $41,685.

As of October 31, 2020 and April 30, 2020 the outstanding balances of notes payable  was $382,542 and $424,226, respectively.

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

On September 8, 2020, the Company issued a note to Diamond Investment II LLC for $75,350 with an original discount of $6,850.  The note matures on September 8, 2021 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company at 70% of the lowest trading price for twenty days prior to conversion.

On October 16, 2020, the Company issued an additional note to Ionic Ventures, LLC for $272,500 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on January 1, 2022 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company at $0.50 per share or  the lowest  VWAP pricing 5 days prior to conversion, whichever is the lowest.

During the six months ended October 31, 2019 the Company issued 979,823 shares of common stock with a value of $104,833 for debt.

During the six months ended October 31, 2020 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

As of October 31, 2020, and April 30, 2020, the convertible debt outstanding, net of discount, was $776,813 and $821,949, respectively.

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

As of October 31, 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended October 31, 2020:

	Level 1	Level 2	Level 3
Balance at April 30, 2020	$ --	$ --	$ 1,333,288
Derivative assigned day of initial issuance			780,913
Retirement of derivative at conversion			(817,340)
Change in fair value of derivative liability	$ --	$ --	$ 233,645

Balance at October 31, 2020	$ --	$ --	$ 1,530,506

The estimated fair value of the derivative liabilities at October 31, 2020 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	.18%
Expected life in years	0.25 to 1.25
Dividend yield	0%
Expected volatility	260.00%

NOTE – 8: EQUITY

Common Stock

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

During the six months ended October 31, 2020 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

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

On May 20, 2019, the Company approved the  issuance of 2,831,350 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of October 31, 2020 the common shares had not been issued and the conversion was not completed.

As of October 31, 2020 the Company had 2,925,369 Series A and 520,000 Series B preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock options and warrants as of October 31, 2020, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2020	850,000	$1.14	2.00	$ 882,300
Granted	--	$--	--	--
Exercised	--	$--	--	--
Forfeited or expired	--	$--	--	--
Outstanding and exercisable at October 31, 2020	850,000	$1.14	1.50	$ 967,185

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2020:

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

NOTE  12:  SUBSEQUENT EVENTS

On November 13, 2020 and corrected on December 1, 2020 the Company designated 1,500,000 preferred shares as Series C nonvoting preferred shares. The shares are convertible into common stock with terms and conditions set by the Company’s Board of Directors.

On December 8, 2020, the Company issued 120,000 shares Series C nonvoting preferred for $100,000 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion.

On November 20, 2020, the Company filed a certificate of amendment to their articles of incorporation increasing the authorized shares to 400,000,000 of common stock, par value $0.0001 and 20,000,000 shares of preferred stock, par value $0.0001. The preferred shares were designated 5,000,000 series A, 5,000,000 series B and 1,500,000 series C. Series A is convertible into 10 shares of common stock and has 100 votes per preferred share. Series B is convertible into 10 shares of common stock with no voting rights. Series C is convertible into common stock of the Company as set by the board of directors with no voting rights.

The Company has evaluated subsequent events to determine events occurring after October 31, 2020 through December 15, 2020 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.

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

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company. The Company owns 79.8% of PSSI with 20.2% acquired by several individuals and entities. The Company plans to continue the development of the technology. All sales and marketing activities are through PSSI.

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended October 31, 2020.

The Company’s security products are licensed from CCS and developed by the company  designed for personal and collateral protection. Products derived from this technology are intended to provide passive security scanning units for either walk-through or hand-held use to improve security for schools and other public facilities. Passive Portal units use electromagnets and do not emit anything (such as x-rays) through the subject. We have also completed a prototype with optional “Digital Imaging”, which will give the user of the scanner the ability to recall the entire traffic passing through the scanner at any time thereafter.

As of May 19, 2020 the Company added an IR Camera for detection of elevated body temperatures and is presently offering three products:

●PASSIVE PORTAL – Screens for Weapons only;

●PASSIVE PORTAL with EBT – Screens for Weapons and elevated body temperature;

●EBT Station – Screens for elevated body temperature only.

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

Results of Operations

During the six months ended October 31, 2020 the Company had revenue of $15,320. The Company recorded cost of goods of $13,085 and holds customer deposits of $30,375 which will be recognized as revenue when units are shipped to the buyers.

Our general and administrative expenses for the three and six months ended October 31, 2020 was $168,257 and $357,965 compared to $189,840 and $411,662 for the same periods ended October 31, 2019.  The decrease was due primarily to consulting costs. The Company recorded depreciation of $5,830 for the three and six month periods ended October 31, 2020 compared to zero for the same periods in 2019.

Interest expenses incurred in the three and six months ended October 31, 2020 was $20,237 and $55,097 compared to $$5,558 and $50,082 for the three and six month periods  ended October 31, 2019.

Change in derivative liability resulted in a loss of $233,645for the six months period ended October 31, 2020, compared to a gain of $824,396 for the same period in 2019.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and six month periods ended  October 31, 2020 was expense of $985,621 and $1,088,736 compared to other income of $3,822 and $956,911 for the same periods in 2019. The variance is primarily due to the change in derivative liability and debt extinguishment plus loss on notes in the six months periods in both 2020 and 2019 plus finance costs and interest attributed to note discount in, 2020 versus the same period in 2019.

Net income and loss before non-controlling interest for the three and six months periods ended October 31, 2020 was a net loss of $1,157,473 and $1,450,296 compared net loss of $186,018 for the three months periods in 2019 and net income of $545,249 for the six months period in 2019. After adjusting for our consolidated subsidiary, net loss and net income for the three and six month periods ended October 31, 2020 were a net loss of $ 1,147,718 and $1,429,714 compared to a net loss of $180,249 and net income of $559,172 for the same periods in 2019, respectively.

Liquidity and Capital Resources

At October 31, 2020, we had total current assets of $135,145, and total current liabilities of $4,493,510, resulting in a working capital deficit of $4,358,365. Included in our current liabilities and working capital deficit at October 31, 2020 are derivative liabilities totaling $1,530,506 related to the conversion features of certain of our convertible notes payable, convertible notes of $776,813, net of discount, notes payable related parties of $1,083,872, accounts payable and accrued expense of $421,522 and notes payables of $382,542. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of October 31, 2020, we had total convertible notes payable of $776,813, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the six months ended October 31, 2020, net cash used in operating activities was $226,613 compared to cash used of $48,547 in the same period in 2019. Net cash used in 2020 consisted of net loss of $1,450,296, a loss in derivative liability of $233,645 and increase in payables to related parties of $113,325 and accounts payable of $252,829.

During the six months ended October 31, 2020, net cash provided by financing activities was $236,715 consisting of proceeds from convertible notes of $314,715 offset by repayment of convertible notes of $113,737.

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

On September 6, 2018, we received funding for the production of up to 100 units at a cost of $84,500. We built 11 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin Tx 5 were sold. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2020 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 15, 2020              By: /S/ MERRILL W. MOSES

Merrill W. Moses

Chief Executive Officer

Acting Chief Financial Officer