Form 10-Q
period 2021-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2021-03-03
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  [X]

As of March 3, 2021, there were 48,395,998 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred and 120,000 Series C preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE  AND NINE  MONTH PERIODS ENDED JANUARY 31, 2021 AND 2020

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements
Defense Technologies International Corp.
Condensed Consolidated Balance Sheets
	January 31, 2021	April 30, 2020
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$ 8,351	$ 70,416
Inventory	100,275	21,368
Prepaid	20,000	20,000
Total current assets	128,626	111,784

Fixed assets, net of depreciation	23,232	31,996
Total assets	$ 151,858	$ 143,780

Current liabilities:
Accounts payable and accrued expense	$ 454,023	$ 364,199
Accrued licenses agreement payable	108,800	71,300
Accrued interest and fees payable	192,960	178,066
Convertible notes payable, net of discount	901,104	821,949
Derivative liabilities	2,206,713	1,333,288
Payables – related parties	1,162,568	970,547
Customer deposits	30,375	45,694
Notes payable	377,542	424,226
Total current liabilities	5,434,085	4,209,270

Total liabilities	5,434,085	4,209,270

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Series C - 120,000 shares issued and outstanding and zero, respectively	12	--
Common stock, $0.0001 par value; 400,000,000 shares authorized, 48,395,998 and 9,056,524 shares issued and outstanding, respectively	4,838	905
Additional paid-in capital	7,571,467	6,288,325
Accumulated deficit	(12,670,018)	(10,193,808)
Total	(5,093,358)	(3,904,234)
Non-controlling interest	(188,869)	(161,256)
Total stockholders’ deficit	(5,282,226)	(4,065,490)

Total liabilities and stockholders’ deficit	$ 151,858	$ 143,780

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Operations
As of January 31,
(Unaudited)

	Three Months		Nine Months
	2021	2020	2021	2020
Revenue	$ --	$ --	$ 15,320	$ --
Cost of goods	--	--	(13,085)	--
Gross Profit	--	--	2,235	--

Expenses:
Depreciation	2,915	--	8,745	--
Consulting	104,500	--	300,500	---
General and administrative	70,985	227,066	232,931	638,668

Total expenses	178,400	227,006	542,176	638,668

Loss from operations	(178,400)	(227,006)	(539,941)	(638,668)

Other income (expense):
Interest expense	(21,379)	(52,139)	(76,476)	(102,221)
Interest expense- loan penalty	--	--	(27,658)	--
Gain (loss) on derivative liability	(676,207)	1,577,169	(909,852)	2,401,565
Gain (loss) on extinguishment of debt	--	--	54,831	204,906
Gain (loss) on cancellation of stock	--	--	--	96,518
Gain (loss) on shares issued for service	--	11,338	--	11,338
Finance costs	(749)	1,482	(103,860)	(9,206)
Interest- note discount	(176,792)	(116,874)	(434,648)	(160,790)
Gain (loss) on notes	--	(2,053,148)	(466,200)	(2,117,371)

Total other income (expense)	(875,127)	(632,172)	(1,963,863)	324,739

Income (loss) before income taxes	(1,053,527)	(859,178)	(2,503,804)	(313,929)

Provision for income taxes

Net income (loss) before non-controlling interest	(1,053,527)	(859,178)	(2,503,804)	(313,929)

Non- controlling interest in net loss of the consolidated subsidiary	(7,031)	(6,139)	(27,594)	(20,062)

Net income (loss) attributed to the Company	$ (1,046,496)	$ (853,039)	$ (2,476,210)	$ (293,867)

Net income (loss) per common share:
Basic and diluted	$ (0.02)	$ (0.11)	$ (0.08)	$ (0.05)

Weighted average common shares outstanding:
Basic and Diluted	48,395,998	7,602,724	31,785,033	6,239,867

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended January 31, 2021 and 2020

(Unaudited)

	Preferred Shares								Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Series A	Series B			Series C		Common Stock

Balance, April 30, 2019	2,925,369	$292	520,000	$ 52	--	--	5,022,224	$ 502	$5,496,972	$(9,276,082)	$(129,603)	$(3,908,211)
Common stock issued for debt	--	--	--	--	--	--	161,050	16	39,694	--	--	39,711
Common stock issued for service	--	--	--	--	--	--	325,000	33	80,567	--	--	80,600
Net loss	--	--	--	--	--	--	--	--	--	739,421	(8,154)	731,267
Balance July 31, 2019	2,925,369	292	520,000	52	--	--	5,508,294	551	5,616,979	(8,536,661)	(137,757)	(3,056,289)
Common stock issued for debt	--	--	--	--	--	--	818,773	82	65,578	--	---	65,660
Common stock issued for service	--	--	--	--	--	--	253,200	25	33,154	--	--	33,179
Common stock issued for service cancellation	--	--	--	--	--	--	(408,333)	(41)	(96,478)	--	--	(96,517)
Common stock issued for accounts payable	--	--	--	--	--	--	186,091	19	50,226	--	--	50,245
Retirement of derivatives on debt conversion	--		--	--	--	--	--	--	149,153	--	--	149,153
Net loss	--	--	--	--	--	--	--	--	--	(180,249)	(5,769)	(186,018)
Balance at October 31, 2019	2,925,369	292	520,000	52	--	--	6,358,025	636	5,818,331	(8,716,910)	(143,526)	(3,041,125)
Common stock issued for service	--	--	--	--	--	--	220,000	22	52,978			53,000
Common stock issued for debt conversion	--	--	--	--	--	--	1,663,037	166	78,003			78,169
Common stock issued for accounts payable	--	--	--	--	--	--	200,000	20	39,980			40,000
Retirement of derivative conversion	--	--	--	--	--	--	--	--	216,437			216,437
Net loss	--	--	--	--	--	--	--	--	--	(853,039)	(6,139)	(859,178)
Balance at January 31, 2020	2,925,369	$ 292	520,000	$ 52	--	--	8,441,062	$ 844	$6,205,729	$ 9,569,949	$ (149,665)	$ (3,512,697)

Balance April 30, 2020	2,925,369	$292	520,000	$ 52			9,056,524	$905	$6,288,325	$(10,193,808)	$(161,256)	$(4,065,490)
Common stock issued for debt	--	--	--	--			10,635,623	1,063	130,446	--	--	131,509
Retirement of derivative on debt conversion	--	--	--	--			--	--	237,433			237,433
Net income (loss)	--	--	--	--						(281,996)	(10,827)	(292,823)
Balance July 31, 2020	2,925,369	292	520,000	52			19,692,147	1,968	6,656,204	(10,475,804)	(172,083)	(3,989,371)
Common stock issued for debt	--	--	--	--			28,703,851	2,870	231,868	--	--	234,738
Retirement of derivatives on debt conversion	--	--	--	--			--		579,907	--	--	579,907
Net loss	--	--	--	--			--	--	--	(1,147,719)	(9,755)	(1,157,473)
Balance at October 31, 2020	2,925,369	292	520,000	52			48,395,998	4,838	7,467,979	(11,623,522)	(181,838)	(4,332,199)
Series C preferred stock issued for cash	--	--	--	--	120,000	12	--	--	103,488	--	--	103,500
Net Loss	--	--	--	--	--	--	--	--	--	(1,046,496)	(7,031)	(1,053,527)
Balance at January 31, 2021	2,925,369	$292	520,000	$52	120,000	$12	48,395,998	$4,838	$7,571,467	$(12,670,018)	$(188,869)	$ (5,282,226)

See notes to condensed consolidated financial statements

Defense Technologies International Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$ (2,503,804)	$ (313,929)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service	--	166,779
Common stock issued for service cancelled	--	(96,517)
Amortization of debt discount to interest expense	382,145	160,790
(Gain) loss on derivative liability	909,852	(2,401,565)
Operating lease expense	--	28,649
(Gain) loss on debt extinguishment	(46,684)	(204,906)
Loss on note	466,200	2,117,271
Depreciation	8,745	--
Change in operating assets and liabilities:
Deposits		7,500
(Increase) decrease in inventory	(78,907)	(23,950)
Increase (decrease) in accounts payable and accrued expenses	344,472	137,450
Operating lease liability	--	(28,649)
Customer deposits	(15,320)	45,695
Increase in payables – related parties	192,021	154,243
Net cash provided by (used in) operating activities	(340,280)	(251,039)

Cash flows from investing activities
Purchase of fixed assets	--	(31,836)

Net cash used in investing activities	--	(31,836)

Cash flows from financing activities
Repayment of convertible notes payable	(135,500)	(158,000)
Proceeds from Series C preferred shares	100,000	--
Proceeds from convertible notes	314,715	522,000

Net cash provided by financing activities	279,215	364,000

Net increase (decrease) in cash	(62,065)	81,125

Cash at beginning of period	70,416	60
Cash at end of period	$8,351	$ 81,185

Supplement Disclosures
Interest Paid	$ --	$ 22,600
Income tax Paid	$ --	$ --

Noncash financing and investing activities
Retirement of derivative at debt conversion	$ 817,340	$ 365,590
Derivative of convertible notes on day one	$ 780,913	$ 2,607,576
Notes issued for accounts payable	$ --	$ 90,245
Common stock issued for convertible debt	$ 366,247	$ 183,002

See notes to condensed consolidated financial statements

Defense Technologies International Corp.

Notes to Condensed Consolidated Financial Statements

As of January 31, 2021

(Unaudited)

NOTE - 1: BASIS OF PRESENTATION AND ORGANIZATION

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2021, the consolidated results of its operations and its consolidated cash flows for the three and nine months ended January 31, 2021 and 2020 The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2021 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of January 31, 2021 and April 30, 2020 the value of the inventory was $100,275 and $21,368, respectively.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of January 31, 2021, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt for a total of 158,018,862. With the loss in operations for the nine months period ended January 31, 2021, the additional shares were determined to be non-dilutive.

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

NOTE - 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2021, the Company had revenues of $15,320, has accumulated deficit of $12,670,018 and a working capital deficit of $5,305,459 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of January 31, 2021 and April 30, 2020, the Company had payable balances due to related parties totaling $1,162,568 and $970,547, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of January 31, 2021, $25,000 of the loan was funded by the lender.

During the nine months ended January 31, 2021; the Company settled a portion of a note payable resulting on a gain on settlement of debt of $54,381.

As of January 31, 2021 and April 30, 2020 the outstanding balances of notes payable  was $377,542 and $424,226, respectively.

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

During the nine months ended January 31, 2021 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

As of January 31, 2021, and April 30, 2020, the convertible debt outstanding, net of discount, was $901,104 and $821,949, respectively.

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

As of January 31, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2021:

	Level 1	Level 2	Level 3
Balance at April 30, 2020	$ --	$ --	$ 1,333,288
Derivative assigned day of initial issuance			780,913
Retirement of derivative at conversion			(817,340)
Change in fair value of derivative liability	--	--	909,852

Balance at January 31, 2021	$ --	$ --	$2,206,713

The estimated fair value of the derivative liabilities at January 31, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.18%
Expected life in years	0.25 to 1.08
Dividend yield	0%
Expected volatility	260.00%

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

During the nine month period ended January 31, 2020, the Company cancelled 408,333 shares of its common stock for service with a value of $96,517. The shares were cancelled as they had been authorized by the Company but never issued by the transfer agent thus the Company elected to cancel the shares. The cancellation resulted in a gain on cancellation of shares of $96,518.

During the nine months ended January 31, 2021 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated Series A ,B and C preferred stock.  Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights. Each Series C is convertible into 10 shares of common stock and has no voting rights.

On May 20, 2019, the Company approved the  issuance of 2,831,350 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of January 31, 2021 the common shares had not been issued and the conversion was not completed.

On November 13, 2020 and corrected on December 1, 2020 the Company designated 1,500,000 preferred shares as Series C nonvoting preferred shares. The shares are convertible into common stock with terms and conditions set by the Company’s Board of Directors.

On December 8, 2020, the Company issued 120,000 shares Series C nonvoting preferred for $100,000 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion

On November 20, 2020, the Company filed a certificate of amendment to their articles of incorporation increasing the authorized shares to 400,000,000 of common stock, par value $0.0001 and 20,000,000 shares of preferred stock, par value $0.0001. The preferred shares were designated 5,000,000 series A, 5,000,000 series B and 1,500,000 series C. Series A is convertible into 10 shares of common stock and has 100 votes per preferred share. Series B is convertible into 10 shares of common stock with no voting rights. Series C is convertible into common stock of the Company as set by the board of directors with no voting rights.

On December 8, 2020, the Company issued 120,000 Series C preferred shares for $100,000 in cash.

As of January 31, 2021 the Company had 2,925,369 Series A, 520,000 Series B and 120,000 Series C preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock options and warrants as of January 31, 2021, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2020	850,000	$1.14	2.00	$ 882,300
Granted	--	$--	--	--
Exercised	--	$--	--	--
Forfeited or expired	--	$--	--	--
Outstanding and exercisable at January 31, 2021	850,000	$1.14	1.25	$ 950,725

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2021:

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

NOTE – 12:  SUBSEQUENT EVENTS

On February 16, 2021, the Company sold 62,350 shares of Series C preferred shares for $53,500.

On February 25, 2021, the Company paid Crown Bridge Holdings $25,000 to settle a convertible note payable Crown Bridge purchased from Black Ice.

The Company has evaluated subsequent events to determine events occurring after January 31, 2021 through March 3, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than the ones disclosed above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended January 31, 2021.

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

Results of Operations

During the nine months ended January 31, 2021 the Company had revenue of $15,320. The Company recorded cost of goods of $13,085 and holds customer deposits of $30,375 which will be recognized as revenue when units are shipped to the buyers.

Our operating expenses for the three and nine months ended January 31, 2021 was $178,400 and $542,176 compared to $227,066 and $638,668 for the same in 2020.  The decrease was due primarily to lower consulting costs, which were $104,500 and $300,500 for the three and nine months periods ending January 31, 2021. The lower consulting cost in 2021 was due to stock for services issued in 2020 for consulting compared to 2021. The Company recorded depreciation of $2,915 and $8,745 for the three and nine month periods ended January 31, 2021 compared to zero for the same periods in 2020.

Interest expenses incurred in the three and nine months ended January 31, 2021 was $21,379 and $76,476 compared to $52,139 and $102,221 for the three and nine month periods  in 2020.

Change in derivative liability resulted in a loss of $909,852for the nine months period ended January 31, 2021, compared to a gain of $2,401,565 for the same period in 2020  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and nine month periods ended  January 31, 2021 was expense of $875,127 and $1,963,863 compared to other expense of $612,172 for the three months period and other  income of $324,739 for the nine months period in 2020. The variance is primarily due to the change in derivative liability and debt extinguishment plus loss on notes in the nine months periods in both 2021 and 2020 plus finance costs and interest attributed to note discount in, 2021 versus the same period in 2020.

Net income and loss before non-controlling interest for the three and nine months periods ended January 31, 2021 was a net loss of $1,053,527 and $2,503,804 compared net loss of $859,178 and $313,929 for the same periods in 2020. After adjusting for our consolidated subsidiary, net loss and net income for the three and nine month periods ended January 31, 2021 were a net loss of $ 1,046,496 and $2,476,210 compared to a net loss of $853,039 and $293,867 for the same periods in 2020, respectively.

Liquidity and Capital Resources

At January 31, 2021, the Company had total current assets of $128,626, and total current liabilities of $5,434,085, resulting in a working capital deficit of $5,305,459. Included in our current liabilities and working capital deficit at January 31, 2021 are derivative liabilities totaling $2,206,713 related to the conversion features of certain of our convertible notes payable, convertible notes of $901,104, net of discount, notes payable related parties of $192,960, accounts payable and accrued expense of $454,023 and notes payables of $377,542. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of January 31, 2021, we had total convertible notes payable of $901,104, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the nine months ended January 31, 2021, net cash used in operating activities was $341,280 compared to cash used of $251,039 in the same period in 2020. Net cash used in 2021 consisted of net loss of $2,503,823, a loss in derivative liability of $909,852 and increase in payables to related parties of $192,021 and accounts payable of $283,471.

During the nine months ended January 31, 2021, net cash provided by financing activities was $279,215 consisting of proceeds from convertible notes of $314,715 offset by repayment of convertible notes of $135,500 plus sale of Series C preferred shares for $100,000.

We have had minimal  revenue and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

Our immediate goal is to provide funding for the completion of the  production of the Offender Alert Passive Scan licensed from CCS.  The Offender Alert Passive Scan is an advanced passive scanning system for detecting and identifying concealed threats.

We have built 11 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin Tx and  5 were sold. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On December 8, 2020, the Company issued 120,000 Series C preferred shares for $100,000  in cash

During the nine months ended January 31, 2021 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 3, 2021              By: /S/ MERRILL W. MOSES

Merrill W. Moses

Chief Executive Officer

Acting Chief Financial Officer