Form 10-K
period 2021-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2021-08-13
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2021

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

Yes [ X ]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.

Yes [ X ]   No [   ]

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

Yes ☐   No [ X ]

The number of shares outstanding of the Company’s $0.0001 Par Value Common Stock as of August 13, 2021 was 107,336,489. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2020 was 46,020,758 with a market value of $736,332. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2,667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company recorded a current liability of $36,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2019.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date no sales of the product have been completed. The Company reviewed the valuation of the license agreement and determined to impair the asset of $378,600.

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

Sales and Marketing

Through our Marketing Director. Mr. Web Barth of Privateer Marketing Force and Mrs. Brook Greenwald of Cornerstone Communications, we have made contact with schools, synagogues as well as other venue holders that have expressed interest in having the Passive Security Scan Unit presented at the school for demonstration and evaluation.  Furthermore, as funding permits, we plan to install a demonstration unit in every state free of charge via the state’s Governor’s Office. We expect major exposure through this program.

On November 04, 2020 we engaged the services of Jonathan Silver of Cumulus Media Inc of Atlanta GA to assist DTII in Investors Relations and Marketing of its Passive Portal and EBT Station.

We have signed three Distributorship Agreements.  A distributor will get a 20% discount on Gross Sales, but is required to purchase a minimum of 25 units at time of signing for a distributorship.  General referrals will earn a 10% discount.

With the completion of requisite funding, we expect to place the first units during the fall of 2021 and commence a major marketing campaign at the same time.  We believe that we will start production and sales within the coming three to six months.

With the start of initial sales, we believe that we will be able to raise major funding through more conventional sources for our production.

Production

We acquired the necessary machinery and equipment to manufacture and assemble up to 500 Passive Portals per month at our Rexburg production facility.

To date we have manufactured and assembled fourteen Passive Portal Units and ten EBT Stations the first thirteen units which will mainly be used for demonstrations and donations to valuable future customers.

In addition we have all parts for an additional twenty five Passive Portals at our plant in Rexburg ID.

Trademarks and Copyrights

We acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016 until the expiration of the last to expire of the licensed issued patents or patents to be issued.  CCS currently owns 3 patents and 2 patents pending related to the technology.

Employees

We presently have five full and part-time Consultants and do not anticipate adding additional employees until our business operations and financial resources so warrant. The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  The management of our Company is provided through a series of service agreements with our officers and directors and key consultants.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2021.

	High	Low
Fiscal year ended April 30, 2021
First Quarter	$0.08	$0.011
Second Quarter	$0.55	$0.012
Third Quarter	$0.058	$0.009
Fourth Quarter	$0.078	$0.014

Fiscal year ended April 30, 2020
First Quarter	$0.46	$0.06
Second Quarter	$0.42	$0.11
Third Quarter	$0.46	$0.08
Fourth Quarter	$0.34	$0.06

As of August 12, 2021, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2021. We redeemed 30,000 shares of series C preferred shares for 2,918,750 shares of common stock through the date of this filing.

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

During the year ended April 30, 2021 the Company issued 81,186,331 shares of common stock with a value of $702,327 for debt.

Dividends Policy

Prior to the year ended April 30, 2021 we have not declared dividends on our preferred or common stock.  During t2021 we have declared a 7% interest in our outstanding series C convertible preferred shares with a total amount of $5,507 accrued

Warrants and Options

During the year ended April 30, 2019 the Company issued 600,000 warrants with a conversion price of $0.70 to $2.50 to four individuals and 250,000 options with a conversion price of  $1.00 to one individual. The warrants have a three year term and are convertible into the common shares of the Company.

Of the warrants issued, the Company issued 400,000 warrants to Ionic Ventures as part of the convertible notes. The warrants contained an antidilution and reset provision to adjust to futures shares issued at a conversion price lower than the initial conversion price of $0.70. Along with the reset provision the length of maturity of the warrants was extended. Based on the reset provisions  the number of warrants increased to 33,333,333 with a reset conversion price of  $0.0084 resulting in a down round amount of $903,270 during the year ended April 30, 2020.

A summary of the Company’s stock options and warrants as of April 30, 2021, and changes during the two years then ended is as follows:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30. 2019	850,000	1.14	2.75	$816,000
Granted				—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding and exercisable at April 30, 2020	850,000	1.14	1.75	$ 882,300
Granted	32,933,333	0.0084	2.50	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding and exercisable at April 30, 2021	33,783,333	0.037	2.48	$ 239,861

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0155 as of April 30, 2021, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

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

Going Concern

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern.  Through April 30, 2021, the Company had minimal revenue of $15,230, accumulated deficit of $13,229,003 since inception on June 19, 2008 and a working capital deficit of $4,018,378 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the capital needs during the year ending April 30, 2021 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have a limited source of operating revenues. Accordingly $15,230 was recorded in the year ended April 30, 2021 and none in 2020.

Our total operating expenses decreased to $714,469 in the year ended April 30, 2021 from $903,440 in the year ended April 30, 2020.  The decreases are due primarily to a decrease in stock based compensation,  and lower investor relations expenses  offset by higher general expenses.

Our interest expense increased to $674,834 in the year ended April 30, 2021 from $146,299 in the year ended April 30, 2020.  The increase in interest expense is due primarily to higher interest-bearing debt issued to institutional investors, related extension and early payment penalties, and to the amortization of debt discount to interest expense in the current year.  A portion of our interest expense is incurred to related parties.

We recognized a decrease on derivative liability of $192,924 compared to a decrease of $1,983,286 in the years ended April 30, 2021 and 2020, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a gain on extinguishment of debt of $54,831 and a gain of $204,906 in the years ended April 30, 2021 and 2020, respectively.  The gain on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.  This gain will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material. In addition we had a loss on notes payable of $ 466,200 in 2021 and $2,178,519 in 2020  and  finance and interest cost on notes of $209,237 in 2021 and $341,098 in 2020.

As a result, we recognized a net loss of $1,845,644 and net loss of $1,273,308 on the years ended April 30, 2021 and 2020, respectively.

Because we own 76.28% of PSSI as of April 30, 2021 we include 76.28% of the net loss of PSSI for the year ended April 30, 2021 in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $31,653, for the year ended April 30, 2020 and $43,155 for the same period in 2021.

Liquidity and Capital Resources

At April 30, 2021, we had total current assets of $133,590, consisting of cash of $44,209 and  inventory of $69,381 and prepaid expenses of $20,000. Current liabilities at April 30, 2021 were $4,151,967 resulting in a working capital deficit of $4,018,378.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $910,511 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2021 is comprised of amounts due to related parties of $1,249,818.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At April 30, 2021, we had total convertible notes payable of $805,890, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to convertible notes payable, we received total cash proceeds of $272,500, less payment of convertible notes of $135,500 and  the sale of preferred shares of $200,000 for a net cash received of $337,000 during the year ended April 30, 2021.  These convertible short-term notes, which have a total principal balance of $805,890, net of discount at April 30, 2021, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

During the year ended April 30, 2021 we extinguished $720,327 in principal through conversion of convertible notes payable to common stock.

During the year ended April 30, 2021 we repaid $135,000 in convertible notes payable from the proceeds of new notes.

During the year ended April 30, 2021, net cash used in operating activities was $363,207, as a result of our net loss of $1,845,644 offset by amortization of debt discount and financing costs of $346,701, change in fair value of $192,924, increase in related party payables to $279,271 , and accounts payable of $303,845.

During the year ended April 30, 2020 net cash used in operating activities was $328,733, as a result of our net loss of $1,273,308, stock based compensation of $166,717, amortization of debt discount and financing costs of $341,099 and derivative liability change of $1,983,286. Accounts payable increased $301,752 and payables to related party increased $220,668, with a loss on notes of $2,178,519 and loss on debt extinguishment of $204,906.

During the year ended April 30, 2021, net cash provided by financing activities was $337,000. This was comprised of net proceeds from convertible notes payable of $272,500, partially offset by repayment of convertible notes payable of $135,500 along with preferred  stock sold for cash of $200,000.

During the year ended April 30, 2020, net cash provided by financing activities was $434,000 comprised of net proceeds from convertible notes payable of $597,000, repayment of convertible notes of $158,000 and a repayment of note payable of $5,000.

We have not realized any significant revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

As of April 30, 2021, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $4,826,054 as of April 30, 2021.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2021 and 2020 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 3 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30,2021. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2021 and 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2021 and 2020:

	Total	Level 1	Level 2	Level 3
2020
Derivative liabilities (Restated)	$1,657,217	$ —	$ —	1,657,217

Total liability measured at fair value	$1,657,217	$ —	$ —	$1,657,217

2021
Derivative liabilities	$910,511	$ —	$ —	$910,511

Total liability measured at fair value	$910,511	$ —	$ —	$910,511

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

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements included in this Annual Report for disclosure of recent accounting pronouncements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting was not effective as of April 30, 2021 and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	67	President, CEO, Secretary, Interim CFO and Director

Charles C. Hooper	73	Director

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2021.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2021, 2020 and 2019.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)	2019 2020 2021	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 150,000 $ 150,000 $ 150,000	$ 150,000 $ 150,000 $ 150,000
Charles Cortland Hooper, Director (2)	2019 2020 2021	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 60,000 $ 60,000 $ 60,000	$ 60,000 $ 60,000 $ 60,000

(1)Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016.  As of April 30, 2021, $388,750 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $30,000 was accrued for the year with a payable as of April 30, 2021 of $135,000 payable to Mr. Moses.

(2)Mr. Hooper’s compensation for the fiscal year ended April 30, 2021 was $60,000 with $294,000accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During the fiscal year ended April 30, 2020, we accrued expenses and services rendered by EMAC in the amount of $139,098 pursuant to Administration Agreements with DTII and PSSI.  Total accrued payable to EMAC for services and expense reimbursement as of April 30, 2021 was $277,970.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

The following table sets forth certain information as of August 12, 2021 with respect to the beneficial ownership of our common stock and based on 107,336,489 shares outstanding:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	1,000,468	1.00%
Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	167	0.00%
All directors and executive officers as a group (2 person)	1,000,635	1.00%

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

During the years ended April 30, 2021 and 2020, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2021, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2021, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$432,068
Merrill Moses, President, CEO, Secretary, acting CFO & director	523,750
Charles Hooper, director	294,000
$1,249,818

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2021	2020
Audit fees	$40,606	$ 36,099
Audit related fees	$1,474	$ 761
Tax fees	$-	$ -
All other fees	$--	$ --

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
Dated: August 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MERRILL W. MOSES	Director	August 13, 2021
Merrill W. Moses

/S/ CHARLES C. HOOPER	Director	August 13, 2021
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. and Subsidiary (“the Company”) as of April 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, working capital deficit and expects to incur further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct a misstatement. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Embedded Conversion Features on Notes Payable — Refer to Note 6 to the financial statements

Critical Audit Matter Description

The Company has issued several notes payable during the year with conversion rates that are adjustable at a discounted rate to market prices. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be bifurcated and evaluated at each reporting period. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversion features, use of a valuation model, and determination of appropriate inputs used in the selected valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s accounting for notes payable and related accounts included the following, among others:

•Confirmation of notes payable and related terms.

•Independent assessment of the appropriate valuation model for derivatives, performing independent calculations based on the model and comparing the Company’s results to a reasonable range as determined during the audit.

•Determining if there were unusual transactions related to notes payable and the appropriate accounting treatment for such transactions.

•Testing of substantially all transactions related to this matter.

We have served as the Company’s auditor since 2017. Spokane, Washington
August 13, 2021

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets

	April 30,
	2021	2020
		Restated
ASSETS

Current assets:
Cash	$44,209	$70,416
Inventory	69,381	21,368
Prepaid expenses	20,000	20,000
Total current assets	133,590	111,784

Fixed assets, net of depreciation of $14,575 and $2,915	20,336	31,996
Total assets	$153,927	$143,780

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$487,258	$364,199
Accrued license agreement payment	121,300	71,300
Accrued interest and fees payable	169,273	178,066
Customer deposits	30,375	45,695
Derivative liabilities	910,511	1,657,217
Convertible notes payable, net of discount	805,890	821,949
Payables – related parties	1,249,818	970,547
Notes payable	377,542	424,226
Total current liabilities	4,151,967	4,533,199

Total liabilities	4,151,967	4,533,199

Commitments and contingencies	-	-

Mezzanine equity:
Redeemable series C preferred shares, par value $0.0001. 1,500,000 shares authorized 244,700 and zero issued and outstanding: respectively plus accrued interest at 7%	216,257	-

Stockholders’ deficit
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized:
Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 and 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 400,000,000 shares authorized, 90,242,855 and 9,056,524 shares issued and outstanding, respectively, post reverse split	9,022	905
Additional paid-in capital	9,209,750	7,191,595
Accumulated deficit	(13,229,003)	(11,421,007)
Total	(4,009,887)	(4,228,163)
Non-controlling interest	(204,411)	(161,256)
Total stockholders’ deficit	(4,214,298)	(4,389,419)
Total liabilities and stockholders’ deficit	$153,927	$143,780

`

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2021	2020
		Restated
Revenue	$15,230	$-
Cost of goods	(13,085)	-

Operating expenses:
Consulting fees	420,500	529,479
Depreciation	11,660	-
Investor relations	-	149,245
General and administrative	313,203	224,716

Total operating expenses	745,363	903,440

Loss from operations	(743,128)	(903,440)

Other income (expense):
Gain (loss) on shares issued for service	-	11,338
Gain (loss) on cancellation of stock	-	96,518
Gain (loss) on notes payable	(466,200)	(2,178,519)
Finance and interest cost on notes	(209,237)	(341,098)
Interest expense including penalty and debt discount	(674,834)	(146,299)
Gain (loss) on derivative liabilities	192,924	1,983,286
Gain on extinguishment of debt	54,831	204,906

Total other income (expense)	(1,102,516)	(369,868)

Gain(loss) before income taxes	(1,845,644)	(1,273,308)

Provision for income taxes	-	-

Net gain (loss)	(1,845,644)	(1,273,308)

Non-controlling interest in net loss of consolidated subsidiary	43,155	31,653

Net gain (loss) attributed to the Company	$(1,802,489)	(1,241,654)

Net loss per common share – basic and diluted	$(0.04)	$(0.18)

Weighted average shares outstanding – basic and diluted	44,341,084	6,969,922

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2021and 2020
	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2019	3,445,369	$344	5,022,244	$502	$5,496,972	$(9,276,082)	$(129,603)	$(3,907,867)
Common stock issued for service	-	-	798,200	80	166,637	-	-	166,717
Common stock for service cancelled	-	-	(408,333)	(41)	(96,476)	-	-	(96,517)
Common stock issued for the conversion of debt	-	-	3,258,322	325	232,094	-	-	232,419
Common stock issued for accounts payable	-	-	386,091	39	90,206	-	-	90,245
Retirement of derivative at conversion	-	-	-	-	398,892	-	-	398,892
Down round due to reset	-		-	-	903,270	(903,270)	-	-
Net loss	-	-	-	-	-	(1,241,655)	(31,653)	(1,273,308)
Balance at April 30, 2020 (Restated)	3,445,369	344	9,056,524	905	7,191,595	(11,421,007)	(161,256)	(4,389,419)
Common stock issued for debt	-	-	81,186,331	8,117	694,210	-	-	702,327
Temporary equity – Preferred shares	244,700	-	-	-	-	-	-	216,257
Retirement of derivative at conversion	-	-	-	-	1,334,695	-	-	1,334,695
Capitalize funding and dividend	-	-	-	-	(10,750)	(5,507)	-	(16,257)
Net loss	-	-	-	-	-	(1,802,489)	(43,155)	(1,845,644)
Balance at April 30, 2021	3,690,069	$344	90,242,855	$9,022	$9,209,750	$(13,229,003)	$(204,411)	$(4,214,298)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated statement of Cash Flows for Years Ended April 30,

	2021	2020
		Restated
Cash flows from operating activities:
Net gain (loss)	$(1,845,644)	$(1,273,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,660	2,915
Common stock issued for services	-	166,717
Common stock issued for service cancellation	-	(96,517)
Amortization of debt discount and financing fees	346,701	341,099
(Gain) loss on derivative liabilities	(192,924)	(1,983,286)
(Gain) loss on extinguishment of debt	(54,831)	(204,906)
Loss on notes	466,200	2,178,519
Change in operating assets and liabilities:
(Increase) decrease in inventory	(48,013)	(18,581)
(Increase) decrease in prepaid expenses	-	(9,500)
Increase in accounts payable and accrued expense	303,845	301,752
Increase in customer deposits	(15,320)	45,695
Increase in payables – related parties	279,271	220,668
Net cash used in operating activities	(363,207)	(328,733)

Cash flows used in investing activities
Purchase of fixed assets	-	(34,911)
Net cash used in investing activities	-	(34,911)

Cash flows from financing activities:
Temporary equity from preferred shares for cash	200,000	-
Repayment of convertible notes	(135,500)	(158,000)
Proceeds from convertible notes payable, net	272,500	597,000
Proceeds (repayment) from notes payable	-	(5,000)
Net cash provided by financing activities	337,000	434,000

Net increase (decrease) in cash	(26,207)	70,356
Cash at beginning of the year	70,416	60
Cash at end of the year	$44,209	$70,416

Supplement Disclosures
Interest paid	$-	$22,600
Income tax paid	$-	$-

Non-Monetary Transactions
Interest accrued on preferred shares	$5,507	$-
Common stock issued for convertible debt	$702,327	$232,419
Common stock issued for accounts payable	$-	$90,245
Retirement of derivative liability on debt conversion	$1,334,695	$398,892
Derivative liabilities for day 1 on tainted convertible notes	$780,913	$2,607,576
Common stock issue as an inducement to note issuance	$-	$3,000

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended April 30, 2021 and 2020

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2021, the Company had revenues of $15,130, has accumulated deficit of $13,229,003 and a working capital deficit of $4,074,807 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2021 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

NOTE 2 – RESTATEMENT OF CONSOLIDATED FINANCIALS STATEMENTS FOR YEAREND APRIL 30, 2020

The Company is restating the consolidated financial statements for the year ended April 30, 2020 due to a reset provision in its convertible notes which was not calculated in that year. The reset provision also resulted in a down round provision impacting paid in capital and retained earnings. The impact of the restatement effects the derivative liability, change in fair value, paid in capital,  accumulated deficit, provision for income tax plus  net  loss for the year. The changes and impact of the restatement are shown  in the  table below:

	For Year End April 30, 2020
Liabilities	As Reported	Adjustment	Restated
Accounts payable	364,199		364,199
Accrued license agreement payment	71,300		71,300
Accrued interest and fees	178,066		178,066
Customer deposits	45,695		45,695
Derivative liability	1,333,288	323,929	1,657,217
Convertible notes - net of discount	821,949		821,949
Payables - related party	970,547		970,547
notes payable	424,226		424,226
Total current liabilities	4,209,270	323,929	4,533,199

Stockholder’ deficit
Common stock	905		905
Paid in capital	6,288,325	903,270	7,191,595
Accumulated deficit	(10,193,808)	(1,227,199)	(11,421,007)
Total	(3,904,234)	(323,929)	(4,228,507)
Non- controlling interest	(161,256)		(161,256)
Total stockholders’ deficit	(4,065,490)	(323,929)	(4,389,763)
total liabilities and stockholders’ deficit	143,780		143,780

Income(Expense)
Loss from operations	(903,440)		(903,440)

Other income (expense)
Gain(loss) on shares issued for service	11,338		11,338
Gain (loss) on cancellation of stock	96,518		96,518
Gain (loss) on notes payable	(2,178,519)		(2,178,519)
Finance and interest cost on notes	(341,098)		(341,098)
Interest expense	(146,299)		(146,299)
Gain (loss) on derivative liabilities	2,307,215	(323,929)	1,983,286
Gain on extinguishment of debt	204,906		204,906
Total other income (expense)	(45,939)	(323,929)	(369,868)

Net gain (loss)	(949,379)	(323,929)	(1,273,308)
Non- controlling interest in net loss	31,653		31,653
Net gain(loss) attributed to the Company	(917,726)	(323,929)	(1,241,655)
Cash flows from operating activities
Net loss	(949,379)	(323,929)	(1,273,308)
Change in derivative liability	2,307,215	323,929	1,983,386
Net cash used in operating activities	(328,733)	--	(328,733)

The restatement  for the year ended April 30, 2020 did not impact cash flows for net cash used in operating activities as the change in net loss was offset by the change on derivative liabilities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-4, "Intangibles – Goodwill and Other (Topic 350): "Simplifying the Test for Goodwill Impairment."  This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.  Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  An entity should apply the amendments in this update on a prospective basis.  An entity is required to disclose the nature of and reason for the change in accounting principle upon transition.  That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments in this update. A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The Company has determined that there is no impact on its consolidated financial statements from the adoption of this accounting pronouncement.

In January 2017, the FASB issued ASU No. 2017-1, "Business Combinations (Topic 805): Clarifying the Definition of a Business."  The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The amendments of this ASU are effective for public business entities for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update are to be applied prospectively on or after the effective date. The Company has determined that there is no impact on its consolidated financial statements from the adoption of this accounting pronouncement.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees is required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018 and are to be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company did adopt the new accounting pronouncement and is recording a lease use asset and lease liability as of May 31, 2019. As of August 30, 2019 the lease was cancelled by the landlord thus no lease use and liability was reported as of April 30, 2021 and 2020 .

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas.  The ASU is effective for annual and interim periods beginning after December 31. 2001 and early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

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

As of April 30, 2021, convertible debt, related accrued interest payable plus warrants, options and convertible preferred shares are convertible into 114,969,664 shares of the Company’s common stock.

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

As of April 30, 2021 and 2020, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2021 and 2020:

	Total	Level 1	Level 2	Level 3
2020
Derivative liabilities (Restated)	$ 1,657,217	$ -	$ -	1,657,217

Total liability measured at fair value	$ 1,657,217	$ -	$ -	$ 1,657,217

2021
Derivative liabilities	$ 910,511	$ -	$ -	$ 910,511

Total liability measured at fair value	$ 910,511	$ -	$ -	$ 910,511

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

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make products of $55,871, work in progress of zero and finished goods for sale of $13,510.

Equipment

Equipment is carried at the cost of acquisition and depreciated over the estimated useful lives of the assets which is 36 months. Costs associated with repair and maintenance is expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets

NOTE 4 – LICENSE AGREEMENT

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 2,667 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $121,300 in its consolidated balance sheet as of April 30, 2021 and $71,300 as of April 30, 2020.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

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

NOTE 5: RELATED PARTY TRANSACTIONS

Payables – Related Parties

During the years ended April 30, 2021 and 2020, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company and Stephen Studdert, former President, CEO, Secretary, acting CFO and director, dated April 30, 2011; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2021, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2021 and 2020, the Company had payable balances due to related parties totaling $1,249,818 and $970,547, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder  20% of any funding event of private or public equity. As of April 30, 2021 the Company owed the note holder $52,542 plus interest. As of April 30, 2021 the note is in default.

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of April 30, 2021 the $25,000 balance of the loan was paid.

NOTE –6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of April 30, 2021 the balance of the notes was $7,000 plus interest.

Pursuant to a Securities Purchase Agreement dated July 18, 2016 (the "July 2016 SPA", the Company entered into a Senior Secured Convertible Promissory Note (the "July 2016 Note") with Firstfire Global Opportunities Fund, LLC ("Firstfire) for $189,000.  The July 2016 Note was in default with respect to the maturity date, and the Company was in default on certain terms of the July 2016 SPA, including calculation of exercise prices on Firstfire debt conversions and limitations on the Company entering into subsequent "Variable Rate Transactions."  On August 9, 2017, the Company and Firstfire entered into a Waiver and Settlement Agreement whereby the Company will issue an additional 8,667 shares of its common stock to Firstfire to cure the deficiency of shares previously issued in the debt conversions.  Further, Firstfire agreed to waive any default with respect to the subsequent variable rate transactions. As of April 30, 2021 the balance due on the note was zero.

On February 16, 2018 Passive Security Scan Inc, a subsidiary of the Company issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

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

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The debenture bears interest at 15% per annum.  The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder received 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions. Based on the reset provision, the conversion price as of April 30, 2021 was $0.0084 per share and the number of warrants increased to 8,333,333.  The Company did not meet its payment obligation so Ionic granted an extension for an additional $30,000 being added to the principal.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of April 30, 2021, the outstanding balance of the notes were $318,127 plus interest

On January 26, 2019, the Company approved a loan from Brian McLain of $275,000. The note is convertible into common stock of the Company and is non-dilutive for 2 years from date of the note. In addition the Company granted the lender 100,000 warrants convertible into common shares at $1.00 per share. As of April 30 2021 the loan balance was zero.

On March 26, 2019, the Company entered into an agreement with Iconic Ventures, LLC to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. In addition, the Company issued 300,000 three year warrants with a strike price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions Based on the rest provision the conversion price as of April 30, 2021 was $0.0084 per share and the number of warrants increased to 25,000,000.  The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of April 30, 2021, the balance of the note was $55,000

On May 6, 2019, the Company issued an 8% convertible note to Black Ice Advisors, LLC for $57,500 which matures on May 6, 2020. The note redeemable at a premium up to 140% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 60% of the lowest trading price twenty days prior to conversion. On December 19, 2019 Crown Bridge purchased the note from Black Ice. As part of the transaction the Company paid Black Ice $35,000 and Crown Bridge assume the note including accrued interest and penalties which has a face value of $48,871.  The Company accounted for the difference of $23,000 as financing costs and $3,371 as interest. In addition the Company did a true up on another Crown note to the amount of $8,125. AS of April 30, 2021 the balance of the note was zero.

On April 21, 2020, the Company issued a 10 %  convertible note to Power Up Lending for $78,000 which matures on April 21, 2021. The note is convertible 180 days from the date of the note into common stock of the Company at 61% of the average of the lowest three trading prices 20 days prior to conversion or may be redeemed up to 180 days after issuance for 139% of the face value plus accrued interest. As of April 30, 2021 the balance of the note was zero.

.

On May 10, 2019, the Company entered into a settlement agreement with Firstfire Global for payment of the original note for $189,000 issued on July 18, 2016.  Under the terms of the agreement the Company paid Firstfire $65,000 on May 10, 2019 and $10,000 to be paid on or before May 31, 2019. In addition Firstfire will receive 150,000 shares of the Company. As the $10,000 was not received by April 30, 2020 Firstfire will receive additional shares for the $10,000.  As of April 30, 2021 the balance due on the note was zero.

On July 11, 2019, the Company issued an 8% convertible note to GS Capital Partners, LLC for $58,000 which matures on July 11, 2020. The note redeemable at a premium up to 135% of the face value within 180 days of issuance or is convertible after 180 days  to the Company common stock at 62% of the lowest trading price twenty days prior to conversion. As of April 30, 2021 the note and interest was paid in full.

On November 1, 2019, the Company issued a convertible note to Adar Alef, LLC for $40,700 with a $3,700 original discount.  The note matures on October 31, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 70% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to135% above face value. As of April 30, 2021 the note and interest was paid in full

On November 12, 2019, the Company issued a convertible note to Platinum Point Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value. As of April 30, 2021 the note and interest was paid in full

On November 12, 2019, the Company issued a convertible note to Jefferson Street Capital, LLC for $41,250 with an original discount of $3,750.  The note matures on November 12, 2020 bearing interest at the rate of 8% per annum with a default rate of 24%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer after 90 days and within 180 days from issuance at a premium rates of 140% above face value. As of April 30, 2021 the note and interest was paid in full

On December 20, 2019, the Company issued a convertible note to Lliah for $63,950 with an original discount of $8,950.  The note matures on December 19, 2020 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 115% to 135% above face value. As of April 30, 2021 the note and interest was paid in full

On January 10, 2020, the Company issued a convertible note to Crown Bridge Partners, LLC with a principal; amount of $171,000 and a prorate original discount of $15,000.  The first tranche of the note received by the Company was a face value of $57,000 and net amount received of $50,000. Each tranche of the note matures twelve months from receipt of the tranche and  bears interest at the rate of 10% per annum with a default rate of 15%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 125% above face value. As of April 30, 2021 the principal balance of the note was$3,323.

On January 13, 2020, the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $0.60 per share or  of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest. The note and all subsequent notes from Ionic contain reset provisions. Based on the reset provision the conversion price as of April 30, 2021 was $0.0084 per share.  An additional $5,000 was added to the note for note extension leaving the balance as of April 30, 2021 of $225,000.

On April 21, 2020, the Company issued an additional note to Power Up Lending LLC for $78,000 with an original discount of $3,000.  The note matures on April 21, 2021 bearing interest at the rate of 10% per annum. The note is convertible after 180 days from issuance  into common stock of the Company at 61% of the lowest trading price for twenty days prior to conversion. As of April 30, 2021 the note was paid in full.

On September 8, 2020, the Company issued a note to Diamond Investments for $75,350 with an original discount of $6,850.  The note matures on September 8, 2021 bearing interest at the rate of 8% per annum. The note is convertible after 180 days from issuance  into common stock of the Company at 70% of the lowest trading price for twenty days prior to conversion. As of April 30, 2021 the note was paid in full.

During the year ended April 30, 2020, the Company issued a total of 3,258,322 shares of its common stock in the conversion of $232,419 convertible notes principal and accrued interest payable.

During the year ended April 30, 2021, the Company issued a total of 81,186,331 shares of its common stock in the conversion of $702,327 convertible notes principal and accrued interest payable.

As of April 30, 2021, and April 30, 2020, the convertible debt outstanding, net of discount, was $805,890 and $821,949, respectively.

During the years ended April 30, 2021 and 2020, we had the following activity in our derivative liabilities:

Balance at April 30, 2019	$ 1,252,539

Issuance and conversion of convertible debt, net	2,387,964
Gain on derivative (Restated)	(1,983,286)

Balance at April 30, 2020 (Restated)	1,657,217

Issuance and conversion of convertible debt, net	(553,782)
Gain on derivative liability	(192,924)

Balance at April 30, 2021	$ 910,511

The estimated fair value of the derivative liabilities at April 30, 2021 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	1.80%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	420.00%

NOTE 7 - EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated a Series A, a Series B and a series C preferred stock. The Company has authorized 5,000,000 series A and B shares each plus 1,500,000 series C preferred shares Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights.

Each of the Series C preferred shares are non-voting and are convertible to common stock as a “Blank Check” designation with terms and conditions as set by the board of directors.

During the year ended April 30, 2019 the Company converted   200,000 shares of Series A preferred into 2,000,000 shares of common stock.

On May 20, 2019, the Company approved the  issuance of 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of April 30, 2021 the Common shares had not been issued and the conversion was not completed.

During the year ended April 30, 2021 the Company issued 244,700 shares of series C preferred shares with a value of face value of $210,75, net of discount  for $200,000 in cash.

As of April 30, 2019 the Company had 2,925,369 shares of  Series A, 520,000 Series B shares and 244,700 shares of series C preferred shares issued and outstanding.

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

The Company has 400,000,000 shares of $0.0001 par value common stock authorized.

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

During the year ended April 30, 2021 the Company issued 81,186,321 shares of common stock with a value of $702,327 for the conversion of convertible debt.

NOTE 8 –WARRANTS AND OPTIONS

During the year ended April 30, 2019 the Company 600,000 warrants with a conversion price of $0.70 to $2.50 to four individuals and 250,000 options with a conversion price of  $1,00 to one individual. The warrants have a three year term and are convertible into the common shares of the Company.

Of the 600,000 warrants issued, the Company issued 400,000 warrants to Ionic Ventures as part of the convertible notes. The warrants contained an antidilution and reset provision to adjust to futures shares issued at a conversion price lower than the initial conversion price of $0.70. Along with the reset provision the length of maturity of the warrants was extended. Based on the reset provisions  the number of warrants increased to 33,333,333 with a reset conversion price of  $0.0084 resulting in a down round amount of $903,270 during the year ended April 30, 2020.

A summary of the Company’s stock options and warrants as of April 30, 2021, and changes during the two years then ended is as follows:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2019	850,000	1.14	2.75	$816,000
Granted	-	-	—	—
Exercised	-	-	—	—
Forfeited or expired	-	-	—	—
Outstanding and exercisable at April 30, 2020	850,000	1.14	1.75	$ 882,300
Granted	32,933,333	0.0084	2.50	—
Exercised	-	-	—	—
Forfeited or expired	-	-	—	—
Outstanding and exercisable at April 30, 2021	33,783,333	0.037	2.48	$ 239,861

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $0.0155 as of April 30, 2021, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

NOTE 9 – INCOME TAX

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2021 and 2020

	2021	2020
		Restated
Income/(Loss) Before Income Taxes	$(1,845,644)	$(1,273,308)

Taxable income(loss)	(1,652,720)	876,695

Valuation Allowance	1,018,612	671,541

Net Operating Losses	(4,850,534)	(3,197,814)
Tax Rate	21%	21%

Deferred Tax Assets	(1,018,612)	(671,541)
Valuation Allowance	1,018,612	671,541
Net Deferred Tax Assets	$-	$-

The Company had a net loss of for the years ended April 30, 2020 and 2021, respectively. As of April 30, 2021, the Company had a net operating loss carry forward of $4,826,054 which can be used to offset future taxable income.

The effective rate of corporate income tax was reduced from a maximum rate  of 35% to 21% effective in the tax year 2017. A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2020 and 2021 as follows:

	2020	2021
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	-%	-%

The Company’s tax years within the United States remain open for review back to 2016.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2021:

a)  Administration Agreement with EMAC Handels AG, renewed effective May 1, 2014 for a period of three years. Monthly fee for administration services of $7,500 office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

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

NOTE 12– SUBSEQUENT EVENTS

On May 7, 2021. the Company converted $34,604 of debt and interest into 4,119,495 shares of common stock.

On May 18, 2021, the Company converted $35,232 of debt and interest into 4,194,277 shares of common stock.

On June 1, 2021, the Company repaid $30,000 of notes payable to a related party.

On June 7, 2021, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0,0001.

On June 24, 2021, the Company issued 114,500 shares of Series C preferred shares with a value of 98,750 for cash.

On June 30, 2021 the Company redeemed 30,000 series C preferred shares for 2,918,750 shares of common stock with a value of $23,350.

On July 21, 2021 the Company converted 32,002 of debt and interest into 5,861,112 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after April 30, 2021 through August 13, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.