Form 10-Q
period 2021-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2021-09-20
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 20, 2021, there were 126,357,931 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred and 261,795 Series C preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE MONTH PERIODS ENDED JULY 31, 2021 AND 2020

PART I — FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	July 31, 2021	April 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 46,125	$ 44,209
Inventory	80,395	69,381
Prepaid	20,000	20,000
Total current assets	146,520	133,590

Fixed assets, net of depreciation of $17,490 and $14,575	17,421	20,336
Total assets	$ 163,941	$ 153,927

Current liabilities:
Accounts payable and accrued expense	$ 533,274	$ 487,258
Accrued licenses agreement payable	133,800	121,300
Accrued interest and fees payable	170,107	169,273
Convertible notes payable, net of discount	814,950	805,890
Derivative liabilities	1,265,707	910,511
Payables – related parties	1,310,599	1,249,818
Customer deposits	30,375	30,375
Notes payable	377,542	377,542
Total current liabilities
	4,636,354	4,151,967
Total liabilities
	4,636,354	4,151,967
Commitments and Contingencies

Mezzanine equity:
Redeemable series C preferred shares; $0.0001, 1,500,000 shares authorized, 261,795 and 244,700 issued and outstanding; respectively plus accrued interest at 9%	194,364	216,257

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52

Common stock, $0.0001 par value; 600,000,000 shares authorized, 117,461,299, and 90,242,855 shares issued and outstanding, respectively	11,744	9,022
Additional paid-in capital	9,604,364	9,209,750
Accumulated deficit	(14,068,805)	(13,229,003)
Total	(4,452,353)	(4,009,887)
Non-controlling interest	(214,424)	(204,411)
Total stockholders’ deficit	(4,666,777)	(4,214,298)

Total liabilities and stockholders’ deficit	$ 163,941	$ 153,927

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Operations

As of July 31,

(Unaudited)

	Three Months
	2021	2020
Revenue	$-	$-
Cost of goods	-	-
Gross Profit	-	-

Expenses:
Depreciation	2,915	2,915
Consulting	135,000	98,000
General and administrative	66,365	88,793

Total expenses	204,280	189,708

Loss from operations	(204,280)	(189,708)

Other income (expense):
Interest expense	(25,442)	(34,860)
Gain (loss) on derivative liability	(525,295)	66,056
Finance cost	-	(5,380)
Interest- note discount	(90,060)	(128,930)

Total other income (expense)	(640,777)	(103,114)

Income (loss) before income taxes	(845,058)	(292,823)

Provision for income taxes	-	-

Net income (loss) before non-controlling interest	(845,058)	(292,823)

Non- controlling interest in net loss of the consolidated subsidiary	10,013	10,827

Net income (loss) attributed to the Company	$(835,045)	$(281,996)

Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	101,705,670	13,349,602

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended July 31, 2021 and 2020

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2020 (Restated)	3,445,369	$ 344	9,056,524	$ 905	$7,191,595	$ (11,421,007)	$(161,256)	$ (4,389,419)
Common stock issued for the conversion of debt	-	-	10,635,623	1,063	130,446	-	-	131,509
Retirement of derivative on debt conversion	-	-	-	-	237,433	-	-	237,433
Net loss	-	-	-	-	-	(281,996)	(10,877)	(292,823)
Balance at July 31, 2020 (Restated)	3,445,369	344	19,692,147	1,968	7,559,474	(11,703,003)	(172,083)	(4,313,300)

Balance at April 30, 2021	3,690,069	344	90,242,855	9,022	9,209,750	(13,229,003)	(204,411)	(4,214,298)
Common stock issued for debt	-	-	14,174,884	1,418	100,420	-	-	101,838
Retirement of derivative at conversion	-	-	-	-	170,098	-	-	170,098
Common stock issued for Series C preferred	(97,405)	-	13,043,560	1,304	124,096	-	-	125,400
Temporary equity- preferred shares- issued	114,500	-	-	-	-	-	-	-
Capitalize funding and dividend	-	-	-	-	-	(4,757)	-	(4,757)
Net loss	-	-	-	-	-	(835,045)	(10,013)	(845,058)
Balance at July 31, 2021	3,707,164	$ 344	117,461,299	$11,744	$ 9,604,364	$ (14,068,805)	$ (214,424)	$ (4,666,777)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(845,058)	$(292,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount to interest expense	90,061	135,340
(Gain) loss on derivative liability	525,295	(66,056)
Depreciation	2,915	2,915
Change in operating assets and liabilities:
(Increase) decrease in inventory	(11,014)	(1,867)
Increase (decrease) in accounts payable and accrued expenses	80,186	94,616
Increase in payables – related parties	60,781	57,575
Net cash provided by (used in) operating activities	(96,834)	(70,299)

Cash flows from financing activities
Proceeds from Series C preferred shares	98,750	-

Net cash provided by financing activities	98,750	-

Net increase (decrease) in cash	1,916	(70,299)

Cash at beginning of period	44,209	70,416
Cash at end of period	$46,125	$117

Supplement Disclosures
Interest Paid	$-	$-
Income tax Paid	$-	$-

Noncash financing and investing activities
Retirement of derivative at debt conversion	$170,099	$237,433
Interest accrued on preferred shares	$4,757	$-
Common stock issued for convertible debt	$101,838	$131,509
Common stock issued for conversion of series C preferred	$125,400	$-

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of July 31, 2021

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2021 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2021, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2021 and 2020 The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date. All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2021 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of July 31, 2021 the value of the inventory was $80,395, consisting of raw materials of $31,723 and finished goods of $48,672 with no work in process. This compares to inventory as of April 30, 2021 of $69,381 consisting of raw materials of $55,871 and finished goods of $13,510 with no work in process.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of July 31, 2021, the Company had potential shares issuable under convertible preferred shares, outstanding options, warrants and convertible debt for a total of 174,620,822. With the loss in operations for the three months period ended July 31, 2021, the additional shares were determined to be non-dilutive.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through July 31, 2021, the Company had no revenues, has accumulated deficit of $14,068,805 and a working capital deficit of $4,489,834 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2022 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

As of July 31, 2021 and April 30, 2021, the Company had payable balances due to related parties totaling $1,310,599 and $1,249,818, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company received $250,000 through the Company attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share which expired during this quarter. As of July 31, 2021 the balance of principal owed is $300,000

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder 20% of any funding event of private or public equity. As of July 31, 2021 the Company owed the note holder $52,542 plus interest and is in default.

As of July 31, 2021 and April 30, 2021 the outstanding balances of notes payable was $377,542, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share. The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of July 31, 2021 the balance of the notes was $7,000 plus interest.

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

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The debenture bears interest at 15% per annum. The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder received 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions. Based on the reset provision, the conversion price as of April 30, 2021 was $0.0084 per share and the number of warrants increased to 8,333,333. The Company did not meet its payment obligation so Ionic granted an extension for an additional $30,000 being added to the principal. As of July 31, 2021 the note and interest was converted to common stock and considered paid in full.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of July 31, 2021, the outstanding balance of the notes were $310,627 plus interest.

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

On March 26, 2019, the Company entered into an agreement with Iconic Ventures, LLC to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. In addition, the Company issued 300,000 three year warrants with a strike price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions Based on the rest provision the conversion price as of April 30, 2021 was $0.0084 per share and the number of warrants increased to 25,000,000. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of July 31, 2021, the balance of the note was zero.

On January 10, 2020, the Company issued a convertible note to Crown Bridge Partners, LLC with a principal; amount of $171,000 and a prorate original discount of $15,000. The first tranche of the note received by the Company was a face value of $57,000 and net amount received of $50,000. Each tranche of the note matures twelve months from receipt of the tranche and bears interest at the rate of 10% per annum with a default rate of 15%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 125% above face value. As of July 31, 2021 the balance of the note is $3,323 plus interest.

On January 13, 2020, the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000. The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $0.60 per share or of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest. AS of July 31, 2021 the balance of the note was $199,000 plus interest..

On October 16, 2020, the Company issued an additional note to Ionic Ventures, LLC for $272,500 with an original discount of $20,000. The note is part of a securities purchase agreement dated August 31, 2018. The note matures on January 1, 2022 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company at $0.50 per share or the lowest VWAP pricing 5 days prior to conversion, whichever is the lowest. AS of July 31, 2021 the balance of the note is $282,500 plus interest.

During the three months ended July 31, 2020 the Company issued 10,635,623 shares of common stock with a value of $131,509 for debt.

During the three months ended July 31, 2021 the Company issued 14,174,884 shares of common stock with a value of $101,838 for the conversion of debt.

As of July 31, 2021, and April 30, 2020, the convertible debt outstanding, net of discount, was $814,950 and $805,890, respectively.

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

As of July 31, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended July 31, 2021:

	Level 1	Level 2	Level 3
Balance at April 30, 2021	$ —	$ —	$910,511
Retirement of derivative at conversion	—	—	(170,099)
Change in fair value of derivative liability	—	—	525,295

Balance at July 31, 2021	$ —	$ —	$1,265,707

The estimated fair value of the derivative liabilities at July 31, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.25%
Expected life in years	0.25 to 0.678
Dividend yield	0%
Expected volatility	400.00%

NOTE – 8: EQUITY

Common Stock

On June 7, 2021, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001.

During the three months ended July 31, 2020 the Company issued 10,635,623 shares of common stock with a value of $131,509 for debt.

During the three months ended July 31, 2021 the Company issued 14,174,884 shares of common stock with a value of $101,838 for debt.

During the three months ended July 31, 2021 the Company issued 13,043,560 shares of common stock for the conversion of 94,405 series C preferred shares with a value of $125,400.

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

On May 20, 2019, the Company approved the issuance of 2,831,350 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of July 31, 2021 the common shares had not been issued and the conversion was not completed.

On November 13, 2020 and corrected on December 1, 2020 the Company designated 1,500,000 preferred shares as Series C nonvoting preferred shares. The shares are convertible into common stock with terms and conditions set by the Company’s Board of Directors.

On December 8, 2020, the Company issued 120,000 shares Series C nonvoting preferred for $100,000 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%. The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion

On February 16 and April 21, 2021, the Company issued 124,700 shares Series C nonvoting preferred for $107,250 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%. The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion

On June 4, 2021, the Company issued 114,500 shares Series C nonvoting preferred for $98,750 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%. The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion

On November 20, 2020, the Company filed a certificate of amendment to their articles of incorporation increasing the authorized shares to 400,000,000 of common stock, par value $0.0001 and 20,000,000 shares of preferred stock, par value $0.0001. The preferred shares were designated 5,000,000 series A, 5,000,000 series B and 1,500,000 series C. Series A is convertible into 10 shares of common stock and has 100 votes per preferred share. Series B is convertible into 10 shares of common stock with no voting rights. Series C is convertible into common stock of the Company as set by the board of directors with no voting rights.

During the three months ended July 31, 2021 the Company issued 13,043,560 shares of common stock for the conversion of 94,405 series C preferred shares with a value of $125,400.

As of July 31, 2021 the Company had 2,925,369 Series A, 520,000 Series B and 261,795 Series C preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

A summary of the Company’s stock options and warrants as of July 31, 2021, and changes during the three months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2021	33,783,333	$0.037	2.48	$239,861
Granted	-	$-	—	—
Exercised	-	$-	—	—
Forfeited or expired	(100,000)	$-	—	—
Outstanding and exercisable at July 31, 2021	33,683,333	$0.029	2.23	$377,043

NOTE – 10: COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2021:

a) Administration Agreement with EMAC Handel’s AG, renewed effective May 1, 2017 for a period of three years and amended May 1, 2021. Monthly fee for administration services of $7,500, office rent of $250 and office supplies of $125. Extraordinary expenses are invoiced by EMAC on a quarterly basis. The fee may be paid in cash and or with common stock.

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

d) Administration and Management Agreement of PSSI signed January 12, 2017 with EMAC Handel Investments AG, for general fees of $7,500 per month, office rent of $250 and telephone of $125 beginning January 2017 and amended May 1, 2021, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

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

NOTE 12: SUBSEQUENT EVENTS

On August 24, the Company converted 20,000 shares of series C preferred for 2,750,000 shares of common stock.

On August 25, the Company converted 20,000 shares of series C preferred for 2,902,778 shares of common stock.

On August 26, 2021 the Company issued 91,500 shares of Series C Preferred Stock with a value of  $78,750 for cash.

On August 27, the Company converted 3,243,854 shares of series C preferred for 3,243,854 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after July 31, 2021 through September 20, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than the ones disclosed above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended July 31, 2021.

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

Results of Operations

During the three months ended July 31, 2021 the Company had no revenue.

Our operating expenses for the three months ended July 31, 2021 was $204,280 compared to $189,708 for the same three months period in 2020. The increase was due primarily to higher consulting costs, which were $135,000 for the three months periods ending July 31, 2021. The Company recorded depreciation of $2,915 for the three month periods ended July 31, 2021 and 2020, respectively.

Interest expenses incurred in the three months ended July 31, 2021 was $25,442 compared to $34,860 for the three month period in 2020.

Change in derivative liability resulted in a loss of $525,295 for the three months period ended July 31, 2021, compared to a gain of $66,056 for the same period in 2020 We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three period ended July 31, 2021 was expense of $640,777 compared to other expense of $103,114 for the three months period in 2020. The variance is primarily due to the change in derivative liability and interest in the three months periods in both 2021 and 2020 plus finance costs and interest attributed to note discount in, 2021 versus the same period in 2020.

Net income and loss before non-controlling interest for the three months period ended July 31, 2021 was a net loss of $845,058 compared net loss of $292,823 for the same period in 2020. After adjusting for our consolidated subsidiary, net loss and net income for the three month period ended July 31, 2021 were a net loss of $ 835,045 compared to a net loss of $281,996 for the same period in 2020, respectively.

Liquidity and Capital Resources

At July 31, 2021, the Company had total current assets of $146,520, and total current liabilities of $4,636,354, resulting in a working capital deficit of $4,489,834. Included in our current liabilities and working capital deficit at July 31, 2021 are derivative liabilities totaling $1,265,707 related to the conversion features of certain of our convertible notes payable, convertible notes of $814,950, net of discount, payables due related parties of $1,310,599, accounts payable and accrued expense of $533,274 and notes payables of $377,542. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of July 31, 2021, we had total convertible notes payable of $814,950, net of discount. Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock. We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the three months ended July 31, 2021, net cash used in operating activities was $96,834 compared to cash used of $70,299 in the same period in 2020. Net cash used in 2021 consisted of net loss of $845,058, a loss in derivative liability of $525,295 and increase in payables to related parties of $60,781 and accounts payable of $84,943.

During the three months ended July 31, 2021, net cash provided by financing activities was $98,750 consisting of the sale of Series C preferred shares for $98,750.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2021, the Company issued 114,500 shares Series C nonvoting preferred for $98,750 in cash.

During the three months ended July 31, 2021 the Company issued 14,174,884 shares of common stock with a value of $101,838 for debt.

During the three months ended July 31, 2021 the Company issued 13,043,560 shares of common stock for the conversion of 94,405 series C preferred shares with a value of $125,400.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 20, 2021	By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer