Form 10-Q
period 2021-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2021-12-14
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2021

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

Yes ☐  No  [X]

As of December 14, 2021, there were 143,356,122 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred and 260,945 Series C preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2021 AND 2020

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements
Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	October 31, 2021,	April 30, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 54,823	$ 44,209
Inventory	78,373	69,381
Prepaid	20,000	20,000
Total current assets	153,196	133,590

Fixed assets, net of depreciation of $20,405 and $14,575	14,506	20,336
Total assets	$ 167,702	$ 153,927

Current liabilities:
Accounts payable and accrued expense	$ 567,954	$ 487,258
Accrued licenses agreement payable	146,300	121,300
Accrued interest and fees payable	192,375	169,273
Convertible notes payable, net of discount	790,450	805,890
Derivative liabilities	673,989	910,511
Payables – related parties	1,400,274	1,249,818
Customer deposits	30,375	30,375
Notes payable	375,042	377,542
Total current liabilities	4,176,759	4,151,967

Total liabilities	4,176,759	4,151,967

Commitments and Contingencies	--	--

Mezzanine equity:
Redeemable series C preferred shares; $0.0001, 1,500,000 shares authorized, 261,795 and 244,700 issued and outstanding; respectively plus accrued interest at 9%	180,764	216,257

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 600,000,000 shares authorized 136,977,679, and 90,242,855 shares issued and outstanding, respectively	13,696	9,022
Additional paid-in capital	9,769,412	9,209,750
Accumulated deficit	(13,748,258)	(13,229,003)
Total	(3,964,806)	(4,009,887)
Non-controlling interest	(225,015)	(204,411)
Total stockholders’ deficit	(4,189,821)	(4,214,298)

Total liabilities and stockholders’ deficit	$ 167,702	$ 153,927

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
For The Periods Ending October 31,
(Unaudited)

	Three Months		Six Months
	2021	2020	2021	2020
Revenue	$ --	$ 15,320	$ --	$ 15,320
Cost of goods	--	13,085	--	13,085
Gross Profit	--	2,235	--	2,235

Expenses:
Depreciation	2,915	5,830	5,830	5,830
Consulting	120,000	--	255,000	--
General and administrative	82,680	168,257	149,045	357,965

Total expenses	205,595	174,087	409,875	363,795

Loss from operations	(205,595)	(171,852)	(409,875)	(363,560)

Other income (expense):
Interest expense	(24,890)	(20,237)	(50,332)	(55,097)
Interest expense – loan penalty	--	(27,658)	--	(27,658)
Gain (loss) on derivative liability	552,097	(299,700)	26,820	(233,645)
Gain (loss) on debt settlement	--	54,831	--	54,831
Finance cost	(7,500)	(97,731)	(7,500)	(103,111)
Interest- note discount	--	(128,926)	(90,060)	(257,856)
Gain (loss) on notes	--	(466,200)	--	(466,200)

Total other income (expense)	519,707	(985,621)	(121,072)	(1,088,736)

Income (loss) before income taxes	314,112	(1,157,473)	(530,947)	(1,450,296)

Provision for income taxes	-	--	--	--

Net income (loss) before non-controlling interest	314,112	(1,157,473)	(530,947)	(1,450,296)

Non- controlling interest in net loss of the consolidated subsidiary	10,591	9,755	20,605	20,582

Net income (loss) attributed to the Company	$ 324,703	$ (1,147,718)	$(510,342)	$(1,429,714)

Net income (loss) per common share: Basic	$ 0.00	$ (0.04)	$ (0.00)	$ (0.00)
Net income(loss) per common share: Diluted	$ 0.00	$ (0.04)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding: Basic	126,225,392	31,137,581	116,144,527	23,361,626
Weighted average common shares outstanding: Diluted	126,225,392	31,137,581	116,144,527	23,361,626

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three And Six Months Ended October 31, 2021 and 2020

(Unaudited)

					Additional		Non-	Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2020	3,445,369	$ 344	9,056,524	$ 905	$7,191,595	$ (11,421,007)	$(161,256)	$ (4,389,419)
Common stock issued for the conversion of debt	--	--	10,635,623	1,063	130,446	--	--	131,509
Retirement of derivative on debt conversion	--	--	--	--	237,433	--	--	237,433
Net loss	--	--	--	--	--	(281,996)	(10,877)	(292,823)
Balance at July 31, 2020	3,445,369	344	19,692,147	1,968	7,559,474	(11,703,003)	(172,083)	(4,313,300)
Common stock issued for debt	--	--	28,703,851	2,870	231,868	--	--	234,738
Retirement of derivatives on debt conversion	--	--	--	--	579,907	--	--	579,907
Net loss	--	--	--	--	--	(1,147,719)	(9,755)	(1,157,473)
Balance at October 31, 2020	3,445,369	344	48,395,998	4,838	8,371,249	(12,850,721)	(181,838)	(4,656,128)

Balance at April 30, 2021	3,690,069	344	90,242,855	9,022	9,209,750	(13,229,003)	(204,411)	(4,214,298)
Common stock issued for debt	--	--	14,174,884	1,418	100,420	--	--	101,838
Retirement of derivative at conversion	--	--	--	--	170,098	--	--	170,098
Common stock issued for Series C preferred	(97,405)	--	13,043,560	1,304	124,096	---	--	125,400
Temporary equity- preferred shares- issued	114,500	--	--	--	--	--	--	--
Capitalize funding and dividend	--	--	--	--	--	(4,757)	--	(4,757)
Net loss	--	--	--	--	--	(835,045)	(10,013)	(845,058)
Balance at July 31, 2021	3,707,164	344	117,461,299	11,744	9,604,364	(14,068,805)	(214,424)	(4,666,777)
Common stock issued for debt	--	--	6,600,517	660	30,221	--	--	30,881
Common stock issued for mezzanine conversion	(92,350)	--	12,915,863	1,292	95,224	--	--	96,516
Retirement of debt at conversion	--	--	--	--	39,603	--	--	39,603
Capitalize funding and dividend	--	--	--	--	--	(4,156)	--	(4,156)
Temporary equity-preferred shares issued	91,500	--	--	--	--	--	--	--
Net income (loss)	--	--	--	---	--	324,703	(10,591)	314,112
Balance at October 31, 2021	3,706,314	$344	136,977,679	$13,696	$9,769,412	$(13,748,258)	$(225,015)	$(4,189,821)

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows For The Six Month Periods Ending October 31,
(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$ (530,947)	$ (1,450,296)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount to interest expense	90,060	257,854
(Gain) loss on derivative liability	(26,820)	233,645
(Gain) loss on debt extinguishment	--	(41,684)
Loss on note	--	466,200
Depreciation	5,830	5,830
Change in operating assets and liabilities:
(Increase) decrease in inventory	(8,992)	(13,259)
Increase (decrease) in accounts payable and accrued expenses	156,028	217,092
Increase in payables – related parties	150,456	(15,320)
Customer deposits	--	113,325
Net cash provided by (used in) operating activities	(164,386)	(226,613)

Cash flows from financing activities
Repayment of convertible notes	--	(78,000)
Repayment of notes payable	(2,500)	--
Proceeds from convertible notes	--	314,715
Proceeds from Series C preferred shares	177,500	--

Net cash provided by financing activities	175,000	236,613

Net increase (decrease) in cash	10,614	10,102

Cash at beginning of period	44,209	70,416
Cash at end of period	$ 54,823	$ 80,518

Supplement Disclosures
Interest Paid	$ --	$ --
Income tax Paid	$ --	$ --

Noncash financing and investing activities
Retirement of derivative at debt conversion	$ 209,702	$ 817,340
Derivative of convertible notes on day one	$ --	$ 780,913
Interest accrued on preferred shares	$ --	$ --
Common stock issued for convertible debt	$ 132,719	$ 366,247
Common stock issued for conversion of series C preferred	$ 221,916	$ --

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of October 31, 2021

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2021, the consolidated results of its operations and its consolidated cash flows for the three and six months ended October 31, 2021 and 2020. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2021 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of October 31, 2021 the value of the inventory was $78,373, consisting of raw materials of $48,672 and finished goods of $29,701 with no work in process. This compares to  inventory as of April 30, 2021 of $69,381 consisting of raw materials of $55,871 and finished goods of $13,510 with no work in process.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. With the loss in operations for the six months period ended October 31, 2021, the additional shares were determined to be non-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas.  The ASU is effective for annual and interim periods beginning after December 31, 2021 and early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its financial statements.

NOTE - 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through October 31, 2021, the Company had no revenues, has accumulated deficit of $13,748,258 and a working capital deficit of $4,023,563 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of October 31, 2021 and April 30, 2021, the Company had payable balances due to related parties totaling $1,400,274 and $1,249,818, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company received $250,000 through the Company attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share which expired during this quarter. As of October 31, 2021 the balance of principal owed is $300,000

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder 20% of any funding event of private or public equity. As of October 31, 2021 the Company owed the note holder $50,042 plus interest and is in default.

During the six months ended October 31, 2020, the Company settled a portion of a note payable resulting on a gain on settlement of debt of $41,685.

As of October 31, 2021 and April 30, 2021 the outstanding balances of notes payable was $375,042 and $377,542, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of October 31, 2021 the balance of the notes was $7,000 plus interest.

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

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The debenture bears interest at 15% per annum.  The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder received 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions. Based on the reset provision, the conversion price as of October 31, 2021 was $0.00468 per share and the number of warrants increased to 15,151,515.  The Company did not meet its payment obligation so Ionic granted an extension for an additional $30,000 being added to the principal. As of May 15, 2021 the note and interest was converted to common stock and considered paid in full.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of October 31, 2021, the outstanding balance of the notes were $310,627 plus interest.

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

On March 26, 2019, the Company entered into an agreement with Iconic Ventures, LLC to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. In addition, the Company issued 300,000 three-year warrants with a strike price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions Based on the reset provision the conversion price as of October 31, 2021 was $0.00468 per share and the number of warrants increased to 45,454,545.  The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of October 31, 2021, the balance of the note was zero. (See Note 9: Stock Options and Warrants)

On January 10, 2020, the Company issued a convertible note to Crown Bridge Partners, LLC with a principal; amount of $171,000 and a prorate original discount of $15,000.  The first tranche of the note received by the Company was a face value of $57,000 and net amount received of $50,000. Each tranche of the note matures twelve months from receipt of the tranche and bears interest at the rate of 10% per annum with a default rate of 15%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 125% above face value. As of October 31, 2021 the balance of the note is $3,323 plus interest.

On January 13, 2020, the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $0.60 per share or of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest. As of October 31, 2021 the balance of the note was $174,500 plus interest.

On October 16, 2020, the Company issued an additional note to Ionic Ventures, LLC for $272,500 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on January 1, 2022 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company at $0.50 per share or the lowest VWAP pricing 5 days prior to conversion, whichever is the lowest. As of October 31, 2021 the balance of the note is $282,500 plus interest.

During the six months ended October 31, 2020 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

During the six months ended October 31, 2021 the Company issued 20,775,401 shares of common stock with a value of $132,719 for the conversion of debt.

As of October 31, 2021, and April 30, 2021, the convertible debt outstanding, net of discount, was $790,450 and $805,890, respectively.

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

As of October 31, 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended October 31, 2021:

	Level 1	Level 2	Level 3
Balance at April 30, 2021	$ --	$ --	$ 910,511
Retirement of derivative at conversion	--	--	(209,702)
Change in fair value of derivative liability	--	--	26,820

Balance at October 31, 2021	$ --	$ --	$673,989

The estimated fair value of the derivative liabilities at October 31, 2021 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.25%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	217.00%

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

During the six months ended October 31, 2021 the Company issued 20,775,401 shares of common stock with a value of $132,719 for the conversion of debt.

During the six months ended October 31, 2021 the Company issued 25,959,423 shares of common stock for the conversion of 189,755 series C preferred shares with a value of $221,916.

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

On May 20, 2019, the Company approved the issuance of 2,831,350 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of October 31, 2021, the common shares had not been issued and the conversion was not completed.

On November 13, 2020 and corrected on December 1, 2020 the Company designated 1,500,000 preferred shares as Series C nonvoting preferred shares. The shares are convertible into common stock with terms and conditions set by the Company’s Board of Directors.

On December 8, 2020, the Company issued 120,000 shares Series C nonvoting preferred for $100,000 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%. The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion. As of October 31, 2021, all the shares have been converted into common stock of the Company.

On February 16 and April 21, 2021, the Company issued 124,700 shares Series C nonvoting preferred for $107,250 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion. As of October 31, 2021, 69,755 shares have been converted into common stock.

On June 4, 2021, the Company issued 114,500 shares Series C nonvoting preferred for $98,750 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion.

On August 27, 2021, the Company issued 91,500 shares Series C nonvoting preferred for $78,750 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%. The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion.

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

During the six months ended October 31, 2021 the Company issued 25,959,423 shares of common stock for the conversion of 189,755 series C preferred shares with a value of $221,916.

As of October 31, 2021 the Company had 2,925,369 Series A, 520,000 Series B and 260,945 Series C preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

During the six months ended October 31, 2021 the issuance of shares at a strike price lower than the previous period triggered a recalculation of the number of warrants to be issued. The issuance of warrants increased by 26,922,728. The down round calculation on the warrants did not trigger an amount greater than the down round calculated in earlier quarters. As part of the changes, the warrants expiration dates were extended to October 30, 2023 and February 27, 2024.

A summary of the Company’s stock options and warrants as of October 31, 2021, and changes during the six months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2021	33,783,333	$0.037	2.48	$ 239,861
Granted by adjustment	26,922,728	0.00468	2.31	--
Exercised	--	--	--	--
Forfeited or expired	(100,000)	--	--	--
Outstanding and exercisable at October 31, 2021	60,606,061	$0.00468	2.31	$283,636

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2021:

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

NOTE - 12:  SUBSEQUENT EVENTS

On November 16, 2021, the Company converted 32,350 shares of preferred stock into 6,378,443 shares of common stock with a value of $ 33,806.

The Company has evaluated subsequent events to determine events occurring after October 31, 2021 through December 14, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than the ones disclosed above.

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

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, which included a new exclusive Patent License Agreement and Independent Contractor agreement. Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products, and improvements. The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three and six months ended October 31, 2021.

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

Results of Operations

During the six months ended October 31, 2021 the Company had no revenue.

Our operating expenses for the three and six months ended October 31, 2021 was $205,595 and $409,875 compared to $174,087 and $363,560 for the same period in 2020. The increase was due primarily to higher consulting costs, which were $255,000 for the six months periods ending October 31, 2021. The Company recorded depreciation of $5,830 for the six month periods ended October 31, 2021 and 2020, respectively.

Interest expenses incurred in the three and six months ended October 31, 2021 was $24,908 and $50,332 compared to $20,237 and $55,097, for the same periods in 2020.

Change in derivative liability resulted in a decrease of $26,820 for the six months period ended October 31, 2021, compared to a loss of $233,645 for the same period in 2020  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and six months period ended October 31, 2021 resulted in other income of $490,402 and other expense of $150,377 compared to other expense of $985,621 and $1,088,736 for the three and six months period in 2020. The variance is primarily due to the change in derivative liability and interest in the six months period in both 2021 and 2020 plus finance costs and interest attributed to note discount in 2020 versus the same period in 2021.

Net income and loss before non-controlling interest for the three and six months period ended October 31, 2021 was net income of $314,112 and net loss of $530,947 compared net loss of $1,157,473 and $1,450,296 for the same period in 2020. After adjusting for our consolidated subsidiary, net loss and net income for the three and six month period ended October 31, 2021 were a net income of $324,703 and net loss of $510,342 compared to a net loss of $1,147,718 and $1,429,714 for the same period in 2020, respectively.

Liquidity and Capital Resources

At October 31, 2021, the Company had total current assets of $153,196, and total current liabilities of $4,176,759, resulting in a working capital deficit of $4,023,563. Included in our current liabilities and working capital deficit at October 31, 2021 are derivative liabilities totaling $673,989 related to the conversion features of certain of our convertible notes payable, convertible notes of $790,450, net of discount, payables due related parties of $1,400,274, accounts payable and accrued expense of $567,954 and notes payables of $375,042. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of October 31, 2021, we had total convertible notes payable of $790,450, net of discount. Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock. We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the six months ended October 31, 2021, net cash used in operating activities was $164,386 compared to cash used of $226,613 in the same period in 2020. Net cash used in 2021 consisted of net loss of $530,947, a gain in derivative liability of $26,820 and increase in payables to related parties of $150,456 and accounts payable and accrued expenses of $156,027.

During the six months ended October 31, 2021, net cash provided by financing activities was $175,000 consisting of the sale of Series C preferred shares for $177,500 offset by repayment of notes of $2,500.

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

We have built 11 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin TX , 5 were sold and 4 have been put out as demonstration models. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from school districts that will generate initial revenues to the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2021 the Company issued 20,775,401 shares of common stock with a value of $132,719 for the conversion of debt.

During the six months ended October 31, 2021 the Company issued 25,959,423 shares of common stock for the conversion of 189,755 series C preferred shares with a value of $221,916.

The issuances of the Company’s common stock set forth above were in private transactions to a person familiar with the Company’s business, pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 14, 2021              By: /S/ MERRILL W. MOSES

Merrill W. Moses

Chief Executive Officer

Acting Chief Financial Officer