Form 10-Q
period 2022-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2022-03-04
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2022

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X ]	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  [X]

As of March_4, 2022, there were 184,802,213 shares of the registrant’s common stock, and 2,925,369 Series A preferred and 520,000 Series B preferred and 114,095 Series C preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE  AND NINE MONTH PERIODS ENDED JANUARY  31, 2022 AND 2021

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	January 31, 2022	April 30, 2021
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5,805	$44,209
Inventory	78,373	69,381
Prepaid	20,000	20,000
Total current assets	104,181	133,590

Fixed assets, net of depreciation of $23,320 and $14,575	11,591	20,336
Total assets	$115,772	$153,927

Current liabilities:
Accounts payable and accrued expense	$653,419	$487,258
Accrued licenses agreement payable	158,800	121,300
Accrued interest and fees payable	221,035	169,273
Convertible notes payable, net of discount	790,450	805,890
Derivative liabilities	559,637	910,511
Payables – related parties	1,489,850	1,249,818
Customer deposits	30,375	30,375
Notes payable	375,042	377,542
Total current liabilities	4,278,608	4,151,967

Total liabilities	4,278,608	4,151,967

Commitments and Contingencies	-	-

Mezzanine equity:
Redeemable series C preferred shares; $0.0001, 1,500,000 shares authorized, 114,095 and 244,700 issued and outstanding; respectively plus accrued interest at 9%	28,958	216,257

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,925,369 and 2,925,369 shares issued and outstanding, respectively	292	292
Series B – 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 600,000,000 shares authorized 184,802,213, and 90,242,855 shares issued and outstanding, respectively	18,478	9,022
Additional paid-in capital	9,918,087	9,209,750
Accumulated deficit	(13,893,675)	(13,229,003)
Total	(3,956,766)	(4,009,887)
Non-controlling interest	(235,028)	(204,411)
Total stockholders’ deficit	(4,191,794)	(4,214,298)

Total liabilities and stockholders’ deficit	$115,772	$153,927

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Operations

For The Periods Ending January 31,

(Unaudited)

	Three Months		Nine Months
	2022	2021	2022	2021
Revenue	$ -	$ -	$ -	$15,320
Cost of goods	-	-	-	(13,085)
Gross Profit	-	-	-	2,235

Expenses:
Depreciation	2,915	2,915	8,745	8,745
Consulting	120,000	104,500	375,000	300,500
General and administrative	116,557	70,985	265,602	232,931

Total expenses	239,472	178,400	649,347	542,176

Loss from operations	(239,472)	(178,400)	(649,347)	(539,941)

Other income (expense):
Interest expense	(28,658)	(21,379)	(78,990)	(76,476)
Interest expense – loan penalty	-	-	-	(27,658)
Gain (loss) on derivative liability	114,352	(676,207)	141,172	(909,852)
Gain (loss) on debt settlement	-	-	-	54,831
Finance cost	-	(749)	(7,500)	(103,860)
Interest- note discount	-	(176,792)	(90,060)	(434,648)
Gain (loss) on notes	-	-	-	(466,200)

Total other income (expense)	85,694	(875,127)	(35,378)	(1,963,863)

Income (loss) before income taxes	(153,778)	(1,053,527)	(684,725)	(2,503,804)

Provision for income taxes	-	-	-	-

Net income (loss) before non-controlling interest	(153,778)	(1,053,527)	(684,725)	(2,503,804)

Non- controlling interest in net loss of the consolidated subsidiary	10,013	7,031	30,618	27,594

Net income (loss) attributed to the Company	(143,765)	(1,046,496)	$(654,107)	(2,476,210)

Net income (loss) per common share: Basic	$(0.00)	$(0.02)	$(0.01)	$(0.08)

Weighted average common shares outstanding: Basic and diluted	153,171,348	48,395,998	128,836,591	31,785,033

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three And Nine Months Ended January 31, 2022 and 2021

(Unaudited)

	Preferred Shares		Common shares		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, April 30, 2020	3,445,369	$344	9,056,524	$905	$7,191,595	$(11,421,007)	$(161,256)	$(4,389,419)
Common stock issued for the conversion of debt	-	-	10,635,623	1,063	130,446	-	-	131,509
Retirement of derivative on debt conversion	-	-	-	-	237,433	-	-	237,433
Net loss	-	-	-	-	-	(281,996)	(10,877)	(292,823)
Balance at July 31, 2020	3,445,369	344	19,692,147	1,968	7,559,474	(11,703,003)	(172,083)	(4,313,300)
Common stock issued for debt	-	-	28,703,851	2,870	231,868	-	-	234,738
Retirement of derivatives on debt conversion	-	-	-	-	579,907	-	-	579,907
Net loss	-	-	-	-	-	(1,147,719)	(9,755)	(1,157,473)
Balance at October 31, 2020	3,445,369	344	48,395,998	4,838	8,371,249	(12,850,721)	(181,838)	(4,656,128)
Temporary equity-preferred shares issued	120,000	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,046,496)	(7,031)	(1,053,527)
Balance at January 31, 2021	3,565,369	344	48,395,998	4,838	8,371,249	(13,897,217)	(188,869)	(5,709,655)
Balance at April 30, 2021	3,690,069	344	90,242,855	9,022	9,209,750	(13,229,003)	(204,411)	(4,214,298)
Common stock issued for debt	-	-	14,174,884	1,418	100,420	-	-	101,838
Retirement of derivative at conversion	-	-	-	-	170,098	-	-	170,098
Common stock issued for Series C preferred	(97,405)	-	13,043,560	1,304	124,096	-	-	125,400
Temporary equity- preferred shares- issued	114,500	-	-	-	-	-	-	-
Capitalize funding and dividend	-	-	-	-	-	(4,757)	-	(4,757)
Net loss	-	-	-	-	-	(835,045)	(10,013)	(845,058)
Balance at July 31, 2021	3,707,164	344	117,461,299	11,744	9,604,364	(14,068,805)	(214,424)	(4,666,777)
Common stock issued for debt	-	-	6,600,517	660	30,221	-	-	30,881
Common stock issued for mezzanine conversion	(92,350)	-	12,915,863	1,292	95,224	-	-	96,516
Retirement of debt at conversion	-	-	-	-	39,603	-	-	39,603
Capitalize funding and dividend	-	-	-	-	-	(4,156)	-	(4,156)
Temporary equity-preferred shares issued	91,500	-	-	-	-	-	-	-
Net income (loss)	-	-	-	-	-	324,703	(10,591)	314,112
Balance at October 31, 2021	3,706,314	344	136,977,679	13,696	$9,769,412	(13,748,258)	(225,015)	(4,189,821)
Common stock issued for Mezzanine conversion	(146,850)	-	47,824,534	4,782	148,675	-	-	153,457
Capitalizing funding and dividends	-	-	-	-	-	(1,652)	-	(1,652)
Net loss	-		-	-	-	(143,765)	(10,013)	(153,778)
Balance at January 31, 2022	3,559,464	$344	184,802,213	$18,478	$9,918,087	$(13,893,675)	$(235,028)	$(4,191,794)

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows

For The Nine Month Periods Ending January 31,

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(684,725)	$(2,503,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt discount to interest expense	90,060	382,145
(Gain) loss on derivative liability	(141,172)	909,852
(Gain) loss on debt extinguishment	-	(46,684)
Loss on note	-	466,200
Depreciation	8,745	8,745
Change in operating assets and liabilities:
(Increase) decrease in inventory	(8,992)	(78,907)
Increase (decrease) in accounts payable and accrued expenses	282,648	344,472
Increase in payables – related parties	240,032	192,021
Customer deposits	-	(15,320)
Net cash provided by (used in) operating activities	(213,404)	(340,280)

Cash flows from financing activities
Repayment of convertible notes	-	(135,500)
Repayment of notes payable	(2,500)	-
Proceeds from convertible notes	-	314,715
Proceeds from Series C preferred shares	177,500	100,000

Net cash provided by financing activities	175,000	279,215

Net increase (decrease) in cash	(38,404)	(62,065)

Cash at beginning of period	44,209	70,416
Cash at end of period	$5,805	$8,351

Supplement Disclosures
Interest Paid	$-	$-
Income tax Paid	$-	$-

Noncash financing and investing activities
Retirement of derivative at debt conversion	$209,702	$817,340
Derivative of convertible notes on day one		$780,913
Interest accrued on preferred shares	$10,565	$-
Common stock issued for convertible debt	$132,719	$366,247
Common stock issued for conversion of series C preferred	$375,373	$-

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of January 31, 2022

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2022, the consolidated results of its operations and its consolidated cash flows for the three and nine months ended January 31, 2022 and 2021  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Reclassification of Series C Convertible Preferred Shares

The Company has reclassified the presentation of the Series C preferred shares in the consolidated financial statements for the period ended January 31, 2021 due to change in reporting requirements.  The preferred shares were presented as equity for the period ended January 31, 2021. Since that reporting period, reporting of  convertible preferred shares  was changes so they are now classified as Temporary Equity.  The statement of shareholders equity for the period ended January 31, 2021 has been changed to reflect the new reporting requirements. This reclassification does not impact the financial statements as of January 31, 2021, just the reporting classifications.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2022 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of January 31, 2022 the value of the inventory was $78,373, consisting of raw materials of $48,672 and finished goods of $29,701 with no work in process. This compares to inventory as of April 30, 2021 of $69,381 consisting of raw materials of $55,871 and finished goods of $13,510 with no work in process.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period.  Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method.  With the loss in operations for the nine months period ended January 31, 2022, the additional shares were determined to be non-dilutive.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through January 31, 2022, the Company had no revenues, has accumulated deficit of $13,893,675 and a working capital deficit of $4,174,427 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of January 31, 2022 and April 30, 2021, the Company had payable balances due to related parties totaling $1,489,850 and $1,249,818, respectively, which resulted from transactions with these related parties and other significant shareholders.

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

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company received $250,000 through the Company attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share which expired during the nine months ended January 31, 2022. As of January 31, 2022 the balance of principal owed is $300,000.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder  20% of any funding event of private or public equity. As of January 31, 2022 the Company owed the note holder $50,042 plus interest and  is in default.

During the nine months ended January 31, 2021, the Company settled a portion of a note payable resulting on a gain on settlement of debt of $54,381.

As of January 31, 2022 and April 30, 2021 the outstanding balances of notes payable  was $375,042 and $377,542, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of January 31, 2022 the balance of the notes was $7,000 plus interest.

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

On September 6, 2018, the company received $250,000 upon issuance of a debenture related to a certain securities purchase agreement with Ionic Ventures. The debenture bears interest at 15% per annum.  The 15% original issue discount debenture (face amount $275,000) is for a six-month period and is convertible into shares of the company's common stock at an initial conversion price of $0.60 per share. Also, the debenture holder received 100,000 common stock purchase warrants to purchase DTII common stock, which may be exercised for up to three years at an initial exercise price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions. Based on the reset provision, the conversion price as of January 31, 2022 was $0.0028 per share and the number of warrants increased to 15,151,515.  The Company did not meet its payment obligation so Ionic granted an extension for an additional $30,000 being added to the principal. As of May 15, 2021 the note and interest was converted to common stock and considered paid in full.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of January 31, 2022, the outstanding balance of the notes were $310,627 plus interest.

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

On March 26, 2019, the Company entered into an agreement with Iconic Ventures, LLC to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. In addition, the Company issued 300,000 three-year warrants with a strike price of $0.70 per share. The note and all subsequent notes from Ionic contain reset provisions Based on the reset provision the conversion price as of January 31, 2022 was $0.0028 per share and the number of warrants increased to 45,454,545.  The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of January 31, 2022, the balance of the note was zero. (See Note 9: Stock Options and Warrants).

On January 10, 2020, the Company issued a convertible note to Crown Bridge Partners, LLC with a principal; amount of $171,000 and a prorate original discount of $15,000.  The first tranche of the note received by the Company was a face value of $57,000 and net amount received of $50,000. Each tranche of the note matures twelve months from receipt of the tranche and  bears interest at the rate of 10% per annum with a default rate of 15%. The note is convertible into common stock of the Company after 180 days at the rate of 60% of the lowest trading price for twenty days prior to conversion. The note may be repaid to the issuer within 180 days from issuance at variable premium rates of 125% above face value. As of January 31, 2022 the balance of the note is $3,323 plus interest.

On January 13, 2020, the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $0.60 per share or of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest. As of January 31, 2022 the balance of the note was $174,500 plus interest.

On January 16, 2020, the Company issued an additional note to Ionic Ventures, LLC for $272,500 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on January 1, 2022 bearing interest at the rate of 8% per annum. The note is convertible into common stock of the Company at $0.50 per share or  the lowest  VWAP pricing 5 days prior to conversion, whichever is the lowest. AS of January 31, 2022 the balance of the note is $282,500 plus interest.

During the nine months ended January 31, 2021 the Company issued 39,339,474 shares of common stock with a value of $366,247 for debt.

During the nine months ended January  31, 2022 the Company issued 20,775,401 shares of common stock with a value of $132,719 for the conversion of  debt.

As of January 31, 2022, and April 30, 2021, the convertible debt outstanding, net of discount, was $790,450 and $805,890, respectively.

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

As of January 31, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2022:

	Level 1	Level 2	Level 3
Balance at April 30, 2021	$ —	$ —	$ 910,511
Retirement of derivative at conversion	—	—	(209,702)
Change in fair value of derivative liability	—	—	(141,172)

Balance at January 31, 2022	$ —	$ —	$ 559,637

The estimated fair value of the derivative liabilities at January 31, 2022 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.25%
Expected life in years	0.25
Dividend yield	0%
Expected volatility	220.00%

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

During the nine months ended January 31, 2022 the Company issued 20,775,401 shares of common stock with a value of $132,719 for the conversion of debt.

During the nine months ended January 31, 2022 the Company issued 73,783,957 shares of common stock for the conversion of 336,605 series C preferred shares with a value of $375,373.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated Series A, B and C preferred stock.  Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights. Each Series C is convertible into 10 shares of common stock and has no voting rights.

 On May 20, 2019, the Company approved the  issuance of 2,831,350 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of January 31, 2022 the common shares had not been issued and the conversion was not completed.

On November 13, 2020 and corrected on December 1, 2020 the Company designated 1,500,000 preferred shares as Series C nonvoting preferred shares. The shares are convertible into common stock with terms and conditions set by the Company’s Board of Directors.

On December 8, 2020, the Company issued 120,000 shares Series C nonvoting preferred for $100,000 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion. As of January 31, 2022, all the shares have been converted into common stock of the Company.

On February 16 and April 21, 2021, the Company issued 124,700 shares Series C nonvoting preferred for $107,250 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion. As of January 31, 2022, 69,755 shares have been converted into common stock.

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

During the nine  months ended January  31, 2022 the Company issued 73,783,957 shares of common stock for the conversion of  236,605 series C preferred shares with a value of  $375,373.

As of January 31, 2022 the Company had 2,925,369 Series A, 520,000 Series B and 114,095 Series C preferred share issued and outstanding.

NOTE – 9: STOCK OPTIONS AND WARRANTS

During the nine months ended January 31, 2022 the issuance of shares at a strike price lower than the previous period triggered a recalculation of the number of warrants to be issued. The issuance of warrants increased by 66,606,667. The down round calculation on the warrants did not trigger an amount greater than the down round calculated in earlier quarters. As part of the changes,  the warrants expiration dates were extended  to October 30, 2023 and February 27, 2024.

A summary of the Company’s stock options and warrants as of January 31, 2022, and changes during the nine months then ended is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding at April 30, 2021	33,783,333	$0.037	2.48	$ 239,861
Granted by adjustment	66,606,667	$0.0028	2.31	—
Exercised	-	$-	—	—
Forfeited or expired	(390,000)	$-	—	—
Outstanding and exercisable at January 31, 2022	100,000,000	$0.0028	2.31	$ 283,636

NOTE – 10:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2022:

a)Administration Agreement with EMAC Handel’s AG, renewed effective May 1, 2017 for a period of three years and amended May 1, 2021. Monthly fee for administration services of $7,500, office rent of $250 and office supplies of $125.  Extraordinary expenses are invoiced by EMAC on a quarterly basis.  The fee may be paid in cash and or with common stock.

b)Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

c)Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company.  The fees may be paid in cash and or with common stock.

d)Administration and Management Agreement of PSSI signed January 12, 2017 with EMAC Handel Investments AG, for general fees of $7,500 per month, office rent of $250 and telephone of $125 beginning January 2017 and amended May 1, 2021, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

e)Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 333 common shares of PSSI.

f)Business Development and Consulting Agreement of PSSI signed January 15, 2017 with WSMG Advisors, Inc., for finder’s fees of 10% of funding raised for PSSI and the issuance of 1,000 common shares of PSSI.

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

NOTE 12:  SUBSEQUENT EVENTS

On March 1, 2022, 20,000 shares of  Series C preferred shares were converted to 9,086,957 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after January 31, 2022 through March 4, 2021 that would have a material impact on the Company’s financial results or require disclosure and have determined none to exist except as noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three and nine  months ended January 31, 2022.

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

Results of Operations

During the nine months ended January 31, 2022 the Company had no revenue.

Our operating  expenses for the three and nine months ended January 31, 2022 was $239,472 and $649,347 compared to $178,400 and $542,175 for the same period in 2021. The increase was due primarily to higher consulting costs, which were $375,000 for the nine months periods ending January 31, 2022. The Company recorded depreciation of $8,745 for the nine month periods ended January  31, 2022 and  2021, respectively.

Interest expenses incurred in the three and nine months ended January 31, 2022 was $28,658 and $78,990 compared to $21,379 and $76,472, for the same periods in 2021.

Change in derivative liability resulted in a decrease of $141,172 for the nine months period ended January 31, 2022, compared to a loss of $909,852 for the same period in 2021  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and nine months period ended  January 31, 2022 resulted in other income  of $85,694 and other expense of $35,378 compared to  other expense of $875,127 and $1,963,863 for the three and nine months period in 2021. The variance is primarily due to the change in derivative liability and interest in the nine months  period in both 2022 and 2021 plus finance costs and interest attributed to note discount in 2021 versus the same period in 2022.

Net income and loss before non-controlling interest for the three and nine  months period ended January 31, 2022 was net income of $85,694 and net loss of $35,378 compared net loss of $875,127 and $1,963,863 for the same period in 2021. After adjusting for our consolidated subsidiary, net loss and net income for the three and nine month period ended January 31, 2022 were a net loss of $143,765 and $654,107 compared to a net loss of $1,046,496 and $2,476,210 for the same period in 2021, respectively.

Liquidity and Capital Resources

At January 31, 2022, the Company had total current assets of $104,181, and total current liabilities of $4,278,608, resulting in a working capital deficit of $4,174,427. Included in our current liabilities and working capital deficit at January 31, 2022 are derivative liabilities totaling $559,637 related to the conversion features of certain of our convertible notes payable, convertible notes of $790,450, net of discount, payables due related parties of $1,489,850, accounts payable and accrued expense of $653,419 and notes payables of $375,042. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

As of January 31, 2022, we had total convertible notes payable of $790,450, net of discount. Several of the note agreements require repayment through conversion of principal and interest into shares of the Company’s common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

During the nine months ended January 31, 2022, net cash used in operating activities was $205,904 compared to cash used of $340,280 in the same period in 2021. Net cash used in 2022 consisted of net loss of $684,725, a gain in derivative liability of $141,172 and increase in payables to related parties to $240,032 and accounts payable and accrued expenses of $290,148.

During the nine months ended January 31, 2022, net cash provided by financing activities was $175,000 consisting of the sale of Series C preferred shares for $177,500 offset by repayment of notes of $2,500.

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

We have built 11 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin TX , 5 were sold and 4 have been put out as demonstration models . The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January  31, 2022 the Company issued 20,775,401 shares of common stock with a value of $132,719 for the conversion of  debt.

During the nine  months ended January  31, 2022 the Company issued 73,783,957 shares of common stock for the conversion of  236,605 series C preferred shares with a value of  $375,373.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 4, 2022	By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer