Form 10-K
period 2022-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2022-07-29
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2683 Via De La Valle, Suite G418, Del Mar CA 92014

(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (800) 520-9485

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

The number of shares outstanding of the Company’s $0.0001 Par Value Common Stock as of July 29, 2022 was 487,408. The number of preferred shares outstanding was.4,097,959. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2021 was 270,154 with a market value of $1,223,793. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Passive Portal™, Passive Portal™ EBT, Passive EBT Station

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC ("CCS"), representing the inventor of the technology and assets that include~~d~~ a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016, until the expiration of the last to expire of the licensed issued patents or patents to be issued.

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000. The Company also agreed to compensate investors that have provided funding for the development of CCS's technology with 5 shares of the Company's common stock.  Additionally, CCS will be entitled to receive 1 shares of the Company's common stock upon completed sales of 1,000 passive scanner units based on the CCS technology. On December 14, 2017, the Company issued 20,000 shares of Series B preferred stock to Controlled Capture Systems, LLC to extend the exclusive rights to the Passive Security Scan to March 15, 2018.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5shares of the Company's common stock issued on November 10, 2016, to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company recorded a current liability of $36,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2019.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date no sales of the product have been completed. The Company reviewed the valuation of the license agreement and determined to impair the asset of $378,600.

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as a wholly owned subsidiary.  The Company merged its wholly owned subsidiary, Long Canyon Gold Resources Corp. ("Long Canyon"), into PSSI, with PSSI the surviving entity.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company.  The Company currently owns 76.28% of PSSI with 23.72% acquired by several individuals and entities.  With the merger of Long Canyon into PSSI, the Company discontinued its mineral exploration business.  The Company concluded the initial development of the technology and will proceed to put the system through the required Beta Test at a high school near Austin Tx. All sales and marketing activities will be executed through PSSI.

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

Sales and Marketing

On November 04, 2020, we engaged the services of Jonathan Silver of Cumulus Media Inc of Atlanta GA to assist DTII in Investors Relations and Marketing of its Passive Portal and EBT Station.

Through our National Marketing Director. Mr. Jonathan Silver, we have made contact with schools, synagogues as well as other venue holders that have expressed interest in having the Passive Security Scan Unit presented at the school for demonstration and evaluation.  Furthermore, as funding permits, we plan to install a demonstration unit in every state free of charge via the state’s Governor’s Office. We expect major exposure through this program.

Jonathan Silver arranged the installation of Demo-Units of the Passive Portal and the EBT Camera (elevated body temperature) at the Coastal Carolina University, Convey SC; Florence County Sheriff’s Detention Center, Effingham, SC; Myrtle Beach Police Department Detention Center, Myrtle Beach, SC.

We have signed three Distributorship Agreements.  A distributor will get a 20% discount on Gross Sales but is required to purchase a minimum of 25 units at time of signing for a distributorship.  General referrals will earn a 10% discount.

With the completion of requisite funding, we expect to place the first units during the fall of 2021 and commence a major marketing campaign at the same time.  We believe that we will start production and sales within the coming three to six months.

With the start of initial sales, we believe that we will be able to raise major funding through more conventional sources for our production.

Production

We acquired the necessary machinery and equipment to manufacture and assemble up to 500 Passive Portals per month at our new Dallas Tx production facility.

To date we have manufactured and assembled fourteen Passive Portal Units and ten EBT Stations the first thirteen units which will mainly be used for demonstrations and donations to valuable future customers.

In addition, we have all parts for an additional twenty five Passive Portals at our plant in Dallas , TX

Trademarks and Copyrights

We acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The term of the License Agreement shall be from October 19, 2016, until the expiration of the last to expire of the licensed issued patents or patents to be issued.  CCS currently owns 3 patents and 2 patents pending related to the technology.

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

Item 1A. Risk Factors.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our suppliers, management, support staff and professional advisors. As the Company’s operations, are primarily virtual and depends on numerous third-party consultants, we cannot measure the impact on our operations or financial condition at this point in time.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2022.

On June 28, 2022 the Company effected a reverse stock split of its issued and outstanding common stock on a one share for 500 shares basis. Prices set forth in the table below are adjusted to reflect that reverse stock split.

	High	Low

Fiscal year ended April 30, 2021
First Quarter	$ 40.00	$ 5.50
Second Quarter	$ 27.50	$ 6.00
Third Quarter	$ 29.00	$ 4.50
Fourth Quarter	$ 39.00	$ 7.00

Fiscal year ended April 30, 2022
First Quarter	$ 10.00	$ 4.50
Second Quarter	$ 9.85	$ 4.00
Third Quarter	$ 3.90	$ 1.50
Fourth Quarter	$ 2.75	$ 0.40

As of July 29, 2022, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2022.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended April 30, 2022 the Company issued 41,551 shares of common stock for the conversion of  $132,728 of convertible debt and accrued interest.

During the year ended April 30, 2022 the Company issued 265,241 shares of common stock for the conversion of series C preferred shares with a value of $470,981.

During the year ended April 30, 2022 the Company issued 657,895 shares of series A preferred for $25,000 of convertible debt and 600 shares of series D preferred for $563,318 of convertible debt.

Dividends Policy

Prior to the year ended April 30, 2021 we have not declared dividends on our preferred or common stock.  During 2022 we have declared a 7% interest in our outstanding series C convertible preferred shares with a total amount of $12,217 which was converted as of April 30, 2022. During the year ended April 30, 2022 the Company issued a series D preferred shares with a dividend of 5% interest.

Warrants and Options

During the year ended April 30, 2019 the Company issued 1,200 warrants with a conversion price of $350 to $1,250 to four individuals and 500 options with a conversion price of  $500 to one individual. The warrants have a three year term and are convertible into the common shares of the Company.

Of the 1,250 warrants issued; the Company issued 800 warrants to Ionic Ventures as part of the convertible notes. The warrants contained an antidilution and reset provision to adjust to futures shares issued at a conversion price lower than the initial conversion price of $350. Along with the reset provision the length of maturity of the warrants was extended. Based on the reset provisions  the number of warrants increased to 66,667 with a reset conversion price of  $4.20 resulting in a down round amount of $903,270 during the year ended April 30, 2020.

During the year ended April 30, 2022 the issuance of shares at a strike price lower than the previous period triggered a recalculation of the number of warrants to be issued. The issuance of warrants increased by 133,213. The down round calculation on the warrants did not trigger an amount greater than the down round calculated in earlier quarters. As part of the changes,  the warrants expiration dates were extended  to October 30, 2023 and February 27, 2024.

On April 29, 2022 the Company issued 600 series D preferred shares with a value of $600,000 to Ionic Ventures in exchange for the convertible debt interest and the cancellation of all warrants outstanding. As of April 30, 2022 there were zero warrants outstanding.

A summary of the Company’s stock options and warrants as of April 30, 2022, and changes during the two years then ended is as follows:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2020	1,700	570	1.75	$ 882,300
Granted	66,667	4.20	2.50	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding and exercisable at April 30, 2021	38,367	14.30	2.48	$ 239,861
Granted by adjustment	133,213	1.40	2.31	—
Forfeited or expired	1,508	—	—	—
Exchanged for preferred shares	(200,000)	—	—	—
Outstanding and excisable as April 30, 2022	—	—	—	—

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2022, the Company had no revenue, has accumulated deficit of $13,916,844 and a working capital deficit of $3,515,106 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2022 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have a limited source of operating revenues. Accordingly, zero revenue was recorded in the year ended April 30, 2022 and $13,230 in 2021.

Our total operating expenses increased to $867,597 in the year ended April 30, 2022 from $745,128 in the year ended April 30, 2021.  The increases are due primarily to a higher general expenses and consulting fees.

Our interest expense decreased to $203,388 in the year ended April 30, 2022 from $674,834 in the year ended April 30, 2021.  In addition, our loss on notes was $21,610, finance and interest cost on notes of $7,500 in the year ended April 30, 2022 compared to $466,200 and $209,237 in the same time in 2021.

We recognized a decrease on derivative liability of $605,279 compared to a decrease of $192,924 in the years ended April 30, 2022 and 2021, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of $36,682 and a gain of $54,831 in the years ended April 30, 2022 and 2021, respectively.  The change on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment.  This  will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material.

As a result, we recognized a net loss of $718,325 and net loss of $1,845,644 on the years ended April 30, 2022 and 2021, respectively.

Because we own 76.28% of PSSI as of April 30, 2022 we include 76.28% of the net loss of PSSI for the year ended April 30, 2022 in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $42,701, for the year ended April 30, 2022 and $43,155 for the same period in 2021.

Liquidity and Capital Resources

At April 30, 2022, we had total current assets of $75,407, consisting of cash of $5,761 and  inventory of $69,649. Current liabilities at April 30, 2022 were $3,590,513 resulting in a working capital deficit of $3,515,106.  Included in our current liabilities and working capital deficit are derivative liabilities totaling $305,232 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2022 is comprised of amounts due to related parties of $1,554,639.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At April 30, 2022, we had total convertible notes payable of $330,821, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to convertible notes payable, we received total cash proceeds of $75,000, less payment of notes payable of $5,733 and  the sale of preferred shares of $177,500 or a net cash received from financing activities of $246,767 during the year ended April 30, 2022.  These convertible short-term notes, which have a total principal balance of $330,821, net of discount at April 30, 2022, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

During the year ended April 30, 2022 we extinguished $132,728 in principal and accrued interest through conversion of convertible notes payable to common stock. During the year ended April 30, 2022, net cash used in operating activities was $285,215 as a result of our net loss of $718,325 offset by amortization of debt discount and financing costs of $96,610, change in fair value of $492,187, increase in related party payables to $304,821, and accounts payable and accrued expense of $700,921.

During the year ended April 30, 2021 net cash used in operating activities was $363,207, as a result of our net loss of $1,845,644, amortization of debt discount and financing costs of $364,701 and a gain on derivative liability change of $192,924. Also during 2021 we had a gain in accounts payable of $303,845 and increase in payables to related party of 279,271, with a loss on notes of $466,200 and gains on debt extinguishment of $54,831.

During the year ended April 30, 2021, net cash provided by financing activities was $337,000. This was comprised of net proceeds from convertible notes payable of $272,500, partially offset by repayment of convertible notes payable of $135,500 along with preferred  stock sold for cash of $200,000.

During the year ended April 30, 2022, net cash provided by financing activities was $246,767 comprised of net proceeds from convertible notes payable of 75,000, repayment of notes payable of $5,733 and the sale of preferred shares of $177,500

We have not realized any significant revenues since inception and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders, and other related parties.

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

As of April 30, 2022, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $5,092,861 as of April 30, 2022.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2022 and 2021 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2022. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2022 and 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
2021
Derivative liabilities	$910,511	$—	$—	$910,511

Total liability measured at fair value	$910,511	$—	$—	$910,511

2022
Derivative liabilities	$305,232	$—	$—	$305,232

Total liability measured at fair value	$305,232	$—	$—	$305,232

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

Recent Accounting Pronouncements

See Note2 to our consolidated financial statements included in this Annual Report for disclosure of recent accounting pronouncements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting was not effective as of April 30, 2022, and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses and Director	69	President, CEO, Secretary, Interim CFO

Charles C. Hooper	75	Director

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

None of our officers, directors or control persons has had any of the following events occur:

●any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

●any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  We believe that no reports were filed during the fiscal year 2022.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2022, 2021 and 2020.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)(1	2022 2021 2020	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 150,000 $ 150,000 $ 150,000	$ 150,000 $ 150,000 $ 150,000
Charles Cortland Hooper, Director (2)	2022 2021 2020	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 60,000 $ 60,000 $ 60,000	$ 60,000 $ 60,000 $ 60,000

(1)Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016. As of April 30, 2022, $465,250 was payable to Mr. Moses by the Company. In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $30,000 was accrued for the year with a payable as of April 30, 2022 of $195,000 payable to Mr. Moses.

(2)Mr. Hooper’s compensation for the fiscal year ended April 30, 2022 was $60,000 with $354,000 accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During the fiscal year ended April 30, 2022, we accrued expenses and services rendered by EMAC in the amount of $167,919 pursuant to Administration Agreements with DTII and $372,470 with PSSI.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 29, 2022 with respect to the beneficial ownership of our common stock and based on 487,408 shares outstanding:

●Each stockholder believed to be the beneficial owner of more than 5% of our common stock.

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

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)	of Class

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	2,001	0.4%
Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	1	0.00%
All directors and executive officers as a group (2 person)	2,002	0.4%

(1)Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

The following persons hold preferred shares that carry super voting power and are convertible into shares of the company’s common stock. The following table indicates the person and the number of preferred and common shares held and the voting power representing the preferred shares.

			Percent Of Voting Power(3)
5% Beneficial Owners:
AMC Services GmbH, Daniel Lacher, Control Person,	preferred	390,234 (39,032,400 votes)	98.7%
Alte Greifenseestrasse 16, Volketswil/Switzerland

Emac Handels AG, Reinhard Hiestand, Control Person,	preferred	2,283,135 (228,313,500 votes)
Churerstr. 106, Pfaeffikon/Switz	common	2,750	99.7%

RAB Investments AG, Helena Krieg, Control Person	preferred	657,895 (65,789,500 votes)	99.2%
Churerstr. 52, Pfaeffikon/Switz

Velania Treuhand AG, Reinhard Hiestand, Control Person,	preferred	252,000 (25,20,000 votes)	95.3%
Churerstr. 106, Pfaeffikon/Switz

(1)Unless otherwise indicted, the named person will be the record and beneficial owner of the shares indicated.

(2)Percentage ownership is based on 487,408 shares of common stock and 3,583,264 Preferred Series A Stock (Equal to 358,328,400 votes) outstanding as of July 29, 2022.

(3)Assumes the named shareholder, and only the name shareholder, exercises the common stock voting power of the Series A Preferred Stock equal to 100 common stock votes per each share of preferred stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

During the years ended April 30, 2022 and 2021, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2022, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2022, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$540,389
Merrill Moses, President, CEO, Secretary, acting CFO & director	660,250
Charles Hooper, director	354,000
$1,554,639

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2022	2021
Audit fees	$50,132	$40,606
Audit related fees	$-	$1,4741
Tax fees	$-	$-
All other fees	$-	$-

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
Dated: July 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MERRILL W. MOSES	Director	July 29, 2022
Merrill W. Moses

/S/ CHARLES C. HOOPER	Director	July 29, 2022
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. and Subsidiary (“the Company”) as of April 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Embedded Conversion Features on Notes Payable

Critical Audit Matter Description

As discussed in Note 6 to the consolidated financial statements, the Company has issued and outstanding several notes payable during the year with conversion rates that are adjustable at a discounted rate to market prices. The terms allow for variable amounts of shares to be converted for a set dollar value; this and other factors require the embedded conversion feature to be bifurcated and evaluated at each reporting period. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition of the debt and related conversion features, use of a valuation model, and determination of appropriate inputs used in the selected valuation model.

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

Spokane, Washington PCAOB ID: 5525
July 29, 2022

Defense Technologies International Corp. and Subsidiary

Consolidated Balance Sheets

	April 30,
	2022	2021

ASSETS

Current assets:
Cash	$5,761	$44,209
Inventory	69,649	69,381
Prepaid expenses	—	20,000
Total current assets	75,407	133,590

Fixed assets , net of depreciation of $26,235 and $14,575	8,676	20,336
Total assets	$84,083	$153,927

Current liabilities:
Accounts payable	$700,921	$487,258
Accrued license agreement payment	171,300	121,300
Accrued interest and fees payable	147,877	169,273
Customer deposits	30,375	30,375
Derivative liabilities	305,232	910,511
Convertible notes payable, net of discount	305,127	805,890
Payables – related parties	1,554,639	1,249,818
Notes payable	375,042	377,542
Total current liabilities	3,590,513	4,151,967

Total liabilities	3,590,513	4,151,967

Commitments and contingencies

Mezzanine equity:
Redeemable series C and D preferred shares, par value $0.0001.1,500,000 shares authorized 600 series D and 244,700 series C issued and outstanding respectively plus accrued interest	600,000	216,257

Stockholders’ deficit
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized:
Series A – 3,583,264 and 2,925,369 shares issued and outstanding, respectively	299	292
Series B – 520,000 and 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 600,000,000 shares authorized, 487,408 and 180,485 shares issued and outstanding, respectively, post reverse split	49	18
Additional paid-in capital	10,057,126	9,218,754
Accumulated deficit	(13,916,844)	(13,229,003)
Total	(3,859,318)	(4,009,887)
Non-controlling interest	(247,112)	(204,411)
Total stockholders’ deficit	(4,106,430)	(4,214,298)
Total liabilities and stockholders’ deficit	$84,083	$153,927

`

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Consolidated Statements of Operations

	Years Ended April 30,
	2022	2021

Revenue	$—	$13,230
Cost of goods	—	(13,085)

Operating expenses:
Consulting fees	495,000	420,500
Depreciation	11,660	11,660
General and administrative	360,937	313,203

Total operating expenses	867,597	745,363

Loss from operations	(867,597)	(743,128)

Other income (expense):
Loss on stock issuance	(65,007)	—
Gain (loss) on notes payable	(21,610)	(466,200)
Finance and interest cost on notes	(7,500)	(209,237)
Inventory adjustment	(8,728)	—
Interest expense including penalty and debt discount	(203,388)	(674,834)
Gain (loss) on derivative liabilities	492,187	192,924
Gain (loss) on extinguishment of debt	(36,682)	54,831

Total other income (expense)	149,272	(1,102,516)

Gain(loss) before income taxes	(718,325)	(1,845,644)

Provision for income taxes	—	—

Net gain (loss)	(718,325)	(1,845,644)

Non-controlling interest in net loss of consolidated subsidiary	42,701	43,155

Net gain (loss) attributed to the Company	$(675,624)	$(1,802,489)

Net loss per common share – basic and diluted	$(2.25)	$(20.30)

Weighted average shares outstanding – basic and diluted	299,712	88,682

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

For the Years Ended April 30, 2022 and 2021

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2020	3,445,369	344	18,113	2	7,192,498	(11,421,007)	(161,256)	(4,389,419)
Common stock issued for debt	—	—	162,372	16	702,311	—	—	702,327
or equity – Preferred shares issued for cash	244,700	—	—	—	—	—	—	216,257
Retirement of derivative at conversion	—	—	—	—	1,334,695	—	—	1,334,695
Capitalize funding and dividend	—	—	—	—	(10,750)	(5,507)	—	(16,257)
Net loss	—	—	—	—	—	(1,802,489)	(43,155)	(1,845,644)
Balance at April 30, 2021	3,690,069	344	180,485	18	9,218,754	(13,229,003)	(204,411)	$(4,214,298)
Common stock issued for preferred shares	(450,700)	—	265,241	27	469,552	—	—	469,579
Common stock issued for convertible debt	—	—	41,551	4	132,724	—	—	132,728
Temporary equity- Preferred shares issued for cash	206,000	—	—	—	—	—	—	—
Temporary equity- preferred shares issued for debt	600	—	—	—	—	—	—	—
Deemed dividend on preferred shares	—	—	—	—	—	(12,217)	—	(12,217)
Preferred shares issued for convertible debt	657,895	7	—	—	24,993			25,000
Retirement of derivative at conversion	—	—	—	—	211,103	—	—	211,103
Rounding shares due to reverse of shares	—	—	131	—	—	—	—	—
Net loss	—	—	—	—	—	(675,624)	(42,701)	(718,325)
Balance at April 30, 2022	4,103,864	$351	487,408	$49	$10,057,126	$(13,916,844)	$(247,112)	$(4,106,430)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated statement of Cash Flows for Years Ended April 30,

	2022	2021
Cash flows from operating activities:
Net gain (loss)	$(718,325)	$(1,845,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,660	11,660
Amortization of debt discount and financing fees	96,160	346,701
(Gain) loss on derivative liabilities	(492,187)	(192,924)
(Gain) loss on extinguishment of debt	36,682	(54,831)
Gain (loss) on issuance of convertible notes	(21,610)	466,200
Loss on stock issuance	65,007	—
Change in operating assets and liabilities:
(Increase) decrease in inventory	(265)	(48,013)
Increase in accounts payable and accrued expense	412,842	303,845
Prepaid	20,000	—
Increase in customer deposits	—	(15,320)
Increase in payables – related parties	304,821	279,271
Net cash used in operating activities	(285,215)	(363,207)

Cash flows from financing activities:
Temporary equity from preferred shares for cash	177,500	200,000
Repayment of convertible notes	—	(135,500)
Proceeds from convertible notes payable, net	75,000	272,500
Proceeds (repayment) from notes payable	(5,733)	—
Net cash provided by financing activities	246,767	337,000

Net increase (decrease) in cash	(38,448)	(26,207)
Cash at beginning of the year	44,209	70,416
Cash at end of the year	$5,761	$44,209

Supplement Disclosures
Interest paid	$—	$—
Income tax paid	$—	$—

Non-Monetary Transactions
Interest accrued on preferred shares	$12,217	$5,507
Common stock issued for convertible debt	$132,728	$702,327
Common stock issued for conversion of preferred shares	$470,982	$—
Retirement of derivative liability on debt conversion	$211,103	$1,334,695
Derivative liabilities for day 1 on tainted convertible notes	$90,656	$780,913
Preferred shares issued for convertible debt	$563,318	$—
Preferred shares issued for payment of debt	$25,000	$—

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended April 30, 2022 and 2021

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

On January 19, 2018, the Board of Directors, with the approval of a majority of the shareholders, passed a resolution to affect a reverse split of the Company’s outstanding common stock on a 1 share for 1,500 shares (1:1500) basis. The reverse split was effective on March 20, 2018. The number of shares in the financials are reflective of the reverse split.

On June 28, 2022 the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares for both years ended April 30, 2022 and 2021 have been calculated to represent the number of shares after the reverse split.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2022, the Company had no revenue, has accumulated deficit of $13,916,844 and a working capital deficit of $3,515,106 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2022 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

The non-controlling interest in PSSI, representing 10,883 common shares, or 23,72%, was acquired by several individuals and entities, including related parties, in exchange for services valued at $6,100 and the extinguishment of Company accounts payable – related parties with a book value of $9,835.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. On April 30, 2019, the Company impaired its licenses agreement of $378,600.

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

As of April 30, 2022, convertible debt and related accrued interest payable plus conversion of A, B and D preferred shares  are convertible into 4,505,211 shares of the Company’s common stock.

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

As of April 30, 2022 and 2021, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
2021
Derivative liabilities (Restated)	$910,511	$—	$—	$910,511

Total liability measured at fair value	$910,511	$—	$—	$910,511

2022
Derivative liabilities	$305,232	$—	$—	$305,232

Total liability measured at fair value	$305,232	$—	$—	$305,232

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

Non-Monetary Transactions

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued, or the value of consideration received whichever is more readily determinable.  The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

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

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make products of $43,994, work in progress of zero and finished goods for sale of $25,652.

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

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS's technology with 5 shares of the Company's common stock.  Additionally, CCS will be entitled to receive 1 shares of the Company's common stock upon completed sales of 1,000 passive scanner units based on the CCS technology.

The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  An initial payment of $5,000 was paid to CCS plus ongoing hourly compensation for services provided.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $121,300 in its consolidated balance sheet as of April 30, 2021 and $171,300 as of April 30, 2022.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

On January 15, 2017, the Company transferred the License Agreement to PSSI in exchange for 15,000,000 common shares of PSSI, or 65.38% ownership. During the FY 2018 the Company increased its ownership of PSSI to 17,500,000 shares or 76.28% of the Company.  The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

On January 22, 2017, the Company and CCS entered into an Amendment to the Definitive Agreement, whereby CCS consented to the transfer of the Definitive Agreement, Patent License Agreement, and Independent Contractor Agreement to PSSI and agreed to extend the due dates of certain payments due CCS to April 30, 2017.  In exchange, CCS received 100,000 shares of PSSI common stock.

Also, in connection with the Amendment to the Definitive Agreement, the investors that provided funding for the development of CCS's technology received 500,000 shares of PSSI common stock.

The Company reviewed its valuation of the license agreement and as of April 30, 2019 the Company elected to fully impair its licenses agreement resulting in an impairment loss of $378,600.

NOTE 4: RELATED PARTY TRANSACTIONS

Payables – Related Parties

During the years ended April 30, 2022 and 2021, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2022, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2022 and 2021, the Company had payable balances due to related parties totaling $1,554,639 and $1,249,818, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

NOTE 5;- NOTES PAYABLE

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000.The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition, the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 300 shares of the Company’s common stock plus 200 warrants to purchase common shares within three years at $1,250 per share. As of April 30, 0222 the warrants had expired.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the note holder  20% of any funding event of private or public equity. As of April 30, 2022 the Company owed the note holder $50,041 plus interest. As of April 30, 2022 the note is in default.

NOTE 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $25 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of April 30, 2022 the balance of the notes was $7,000 plus interest.

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

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. The Company issued shares of series A preferred with a value of $ 25,000 for payment against the convertible note.  As of April 30, 2022, the outstanding balance of the notes were $285,627 plus interest

On January 13, 2020, the Company issued an additional note to Ionic Ventures, LLC for $220,000 with an original discount of $20,000.  The note is part of a securities purchase agreement dated August 31, 2018. The note matures on June 20, 2020 bearing interest at the rate of 15% per annum. The note is convertible into common stock of the Company at $300 per share or  of 60% of the lowest trading price for twenty days prior to conversion, whichever is the lowest. The note and all subsequent notes from Ionic contain reset provisions. Based on the reset provision the conversion price as of April 30, 2021 was $4.20 per share.  An additional $5,000 was added to the note for note extension leaving the balance as of April 30, 2021 of $225,000. On April 29, 2022 the Company issued 600 shares of series D convertible preferred with a value of $600,000 for the payment of $563,318 of convertible debt and accrued interest plus the calculation of warrants outstanding to Ionic Ventures cancelling both notes to Ionic Ventures. As a result of this transaction the Company incurred a loss on settlement of debt of $36,682.

During the year ended April 30, 2021, the Company issued a total of 162,372 shares of its common stock in the conversion of $702,327 convertible notes principal and accrued interest payable.

During the year ended April 30, 2022 the Company issued 41,551 shares of common stock in the conversion of $132,728 convertible notes and accrued interest.

As of April 30, 2022, and April 30, 2021, the convertible debt outstanding, net of discount, was $305,127 and $805,890, respectively.

During the years ended April 30, 2022 and 2021, we had the following activity in our derivative liabilities:

Balance at April 30, 2020	$1,657,217

Issuance and conversion of convertible debt, net	(553,782)
Gain on derivative	(192,924))

Balance at April 30, 2021	910,511

Issuance and conversion of convertible debt, net	(113,092)
Gain on derivative liability	(492,187)

Balance at April 30, 2022	$305,232

The estimated fair value of the derivative liabilities at April 30, 2022 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	.25%
Expected life in years	0.25-0.96
Dividend yield	0%
Expected volatility	222.00%

NOTE 7 - EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated a Series A, a Series B and a series C preferred stock and a series D preferred stock. The Company has authorized 5, 000,000 series A and B shares each plus 1,500,000 each of series C and D preferred shares Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights. Each of the Series C preferred shares are non-voting and are convertible to common stock as a “Blank Check” designation with terms and conditions as set by the board of directors. Each of the series D preferred shares are non-voting and may be converted into common shares as a Blank Check” designation with the terms and conditions as set forth t by the board of directors.

During the year ended April 30, 2019 the Company converted   200,000 shares of Series A preferred into 4,000 shares of common stock.

On May 9, 2019, DTII’s Board of Directors unanimously resolved to revise the terms of the company’s Series A and Series B Preferred Shares. Under the new terms, the conversion right of both Series A and B Preferred Shares was changed from five (5) shares of DTII common stock for each one (1) share of Preferred Stock, to a new conversion right of ten (10) shares of DTII common stock for each one (1) share of Preferred Stock. The revised conversion terms apply to all issued and outstanding Preferred Shares and to future issuances of Series A and Series B Preferred Stock. The Board received the unanimous consent to the changed terms from each current Preferred shareholder

On May 20, 2019, the Company approved the  issuance of 5,663 shares of its common stock  for the conversion of 283,135 for Series A preferred with a value of $28. As of April 30, 2022 the Common shares had not been issued and the conversion was not completed.

During the year ended April 30, 2021 the Company issued 244,700 shares of series C preferred shares with a value of face value of $210,750, net of discount for $200,000 in cash.

During the year ended April 30, 2022 the Company converted 456,605 shares of series C preferred into 265,241 shares of common stock with a value of  $470,981.

On March 10, 2022 the Company issued 657,895 shares of series A preferred for the payment of $25,000 of convertible debt

During the year ended April 30, 2022 the Company issued 600 shares of series D convertible preferred, with a value of $600,000 for the conversion of $563,318 of convertible debt and accrued interest plus the calculation of warrants outstanding to Ionic Ventures. The preferred shares are convertible into common shares at the lower of $0.50 per share or 80% of the lowest trading price 20 days prior to conversion.

As of April 30, 2022 the Company had 3,583,264 shares of Series A, 520,000 Series B shares and 600 shares of series D preferred shares issued and outstanding.

Common Stock:

The Company has 400,000,000 shares of $0.0001 par value common stock authorized.  During the year ended April 30, 2022 the Company completed a reverse split of one share for each 500 shares. The presentation of the common shares are retroactive in the number of shares outstanding for both 2022 and 2021. The reverse resulted in a decrease in common stock and an increase in paid in capital.

During the year ended April 30, 2021 the Company issued 162,372 shares of common stock with a value of $702,327 for the conversion of convertible debt.

During the year ended April 30, 2022 the Company issued 41,551 shares of common stock for the conversion of  $132,728 of convertible debt and accrued interest.

During the year ended April 30, 2022 the Company issued 265,241 shares of common stock for the conversion of 450,700 series C preferred shares with a value of $469,579.

NOTE 8 –WARRANTS AND OPTIONS

During the year ended April 30, 2019 the Company issued 1,200 warrants with a conversion price of $350 to $1,250 to four individuals and 500 options with a conversion price of  $500 to one individual. The warrants have a three year term and are convertible into the common shares of the Company.

Of the 1,200 warrants issued; the Company issued 800 warrants to Ionic Ventures as part of the convertible notes. The warrants contained an antidilution and reset provision to adjust to futures shares issued at a conversion price lower than the initial conversion price of $350. Along with the reset provision the length of maturity of the warrants was extended. Based on the reset provisions  the number of warrants increased to 66,667 with a reset conversion price of  $4.20 resulting in a down round amount of $903,270 during the year ended April 30, 2020.

During the year ended April 30, 2022 the issuance of shares at a strike price lower than the previous period triggered a recalculation of the number of warrants to be issued. The issuance of warrants increased by 133,213. The down round calculation on the warrants did not trigger an amount greater than the down round calculated in earlier quarters. As part of the changes,  the warrants expiration dates were extended  to October 30, 2023 and February 27, 2024.

On April 29, 2022 the Company issued 600 series D preferred shares with a value of $600,000 to Ionic Ventures in exchange for the convertible debt interest and the cancellation of all warrants outstanding. As of April 30, 2022 there were zero warrants outstanding.

A summary of the Company’s stock options and warrants as of April 30, 2022, and changes during the two years then ended is as follows:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2020	1700	570	1.75	$882,300
Granted	66,667	4.20	2.50	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding and exercisable at April 30, 2021	38,367	14.30	2.48	$239,861
Granted by adjustment	133,213	1.40	2.31	-
Exercised	-	-	-	-
Forfeited, expired or cancelled	(1,580)	-	-	-
Exchanged for preferred shares	(200,000)	-	-	-
Outstanding and excisable as April 30, 2022	-	-	-	-

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2022 and 2021

	2022	2021

Income/(Loss) Before Income Taxes	$(718,325)	$(1,845,644)
Taxable income(loss)	(242,327)	(1,652,720)
Valuation Allowance	1,069,501	1,018,612
Net Operating Losses	(5,092,861)	(4,850,534)
Tax Rate	21%	21%

Deferred Tax Assets	(1,069,501)	(1,018,612)
Valuation Allowance	1,069,501	1,018,612
Net Deferred Tax Assets	$-	$-

The Company had a net loss of for the years ended April 30, 2022 and 2021, respectively. As of April 30, 2022, the Company had a net operating loss carry forward of $5,092,861 which can be used to offset future taxable income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2022 and 2021 as follows:

	2022	2021
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	-%	-%

The Company’s tax years within the United States remain open for review back to 2016.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2022:

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

NOTE 11– SUBSEQUENT EVENTS

On June 28, 2022, the Company received approval for a reverse split of it’s common shares of 1:500. As a result of the reverse split all common shares in the 10-K are resented with the number of shares effected by the reverse.

On July 7, 2022 EMAC Handels advanced the Company $30,000.

On July 8, 2022 the Company settled an out standing note payable with a face value of  $50,042 for $37,500. Under the terms $30,000 was paid on July 8, 202 with the balance of $7,500 due on August 7, 2022. The settlement resulted in a gain on debt settlement of $12,542.

The Company has offered various parties to convert, notes, accrued consulting and accounts payable to series B preferred shares.  As of July 29, 2022 the Company had received conversion agreements  to issue 598,593 shares with a value of 2,289,340.

The Company has evaluated subsequent events to determine events occurring after April 30, 2022 through July 29, 2022 that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than those noted above in this footnote.