Form 10-K/A
period 2022-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2022-08-02
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 1

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

Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]   No [X]

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

Yes [X]   No ☐

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

The Company 10-K for the year ended April 30, 2022 and filed July 29, 2022 is being amended to include the XBRL that was not available for filing on July 29, 2022, This amendment has no additional changes of the original 10K filed except the inclusion of the XBRL and signature dates.

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
Dated: August 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MERRILL W. MOSES	Director	August 1, 2022
Merrill W. Moses

/S/ CHARLES C. HOOPER	Director	August 1, 2022
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

/s/ Fruci & Associates II, PLLC
We have served as the Company’s auditor since 2017.

Spokane, Washington PCAOB ID: 5525
July 29, 2022

Defense Technologies International Corp. and Subsidiary

Consolidated Balance Sheets

	April 30,
	2022	2021

ASSETS

Current assets:
Cash	$5,761	$44,209
Inventory	69,649	69,381
Prepaid expenses	-	20,000
Total current assets	75,407	133,590

Fixed assets , net of depreciation of $26,235 and $14,575	8,676	20,336
Total assets	$84,083	$153,927

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$700,921	$487,258
Accrued license agreement payment	171,300	121,300
Accrued interest and fees payable	147,877	169,273
Customer deposits	30,375	30,375
Derivative liabilities	305,232	910,511
Convertible notes payable, net of discount	305,127	805,890
Payables – related parties	1,554,639	1,249,818
Notes payable	375,042	377,542
Total current liabilities	3,590,513	4,151,967

Total liabilities	3,590,513	4,151,967

Commitments and contingencies

Mezzanine equity:
Redeemable series C and D preferred shares, par value $0.0001.1,500,000 shares authorized 600 series D and 244,700 series C issued and outstanding respectively plus accrued interest	600,000	216,257

Stockholders’ deficit
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized:
Series A – 3,583,264 and 2,925,369 shares issued and outstanding, respectively	299	292
Series B – 520,000 and 520,000 shares issued and outstanding, respectively	52	52
Common stock, $0.0001 par value; 600,000,000 shares authorized, 487,408 and 180,485 shares issued and outstanding, respectively, post reverse split	49	18
Additional paid-in capital	10,057,126	9,218,754
Accumulated deficit	(13,916,844)	(13,229,003)
Total	(3,859,318)	(4,009,887)
Non-controlling interest	(247,112)	(204,411)
Total stockholders’ deficit	(4,106,430)	(4,214,298)
Total liabilities and stockholders’ deficit	$84,083	$153,927

`

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Consolidated Statements of Operations

	Years Ended April 30,
	2022	2021

Revenue	$-	$13,230
Cost of goods	-	(13,085)

Operating expenses:
Consulting fees	495,000	420,500
Depreciation	11,660	11,660
General and administrative	360,937	313,203

Total operating expenses	867,597	745,363

Loss from operations	(867,597)	(743,128)

Other income (expense):
Loss on stock issuance	(65,007)	-
Gain (loss) on notes payable	(21,610)	(466,200)
Finance and interest cost on notes	(7,500)	(209,237)
Inventory adjustment	(8,728)	-
Interest expense including penalty and debt discount	(203,388)	(674,834)
Gain (loss) on derivative liabilities	492,187	192,924
Gain (loss) on extinguishment of debt	(36,682)	54,831

Total other income (expense)	149,272	(1,102,516)

Gain(loss) before income taxes	(718,325)	(1,845,644)

Provision for income taxes	-	-

Net gain (loss)	(718,325)	(1,845,644)

Non-controlling interest in net loss of consolidated subsidiary	42,701	43,155

Net gain (loss) attributed to the Company	$(675,624)	$(1,802,489)

Net loss per common share – basic and diluted	$(2.25)	$(20.30)

Weighted average shares outstanding – basic and diluted	299,712	88,682

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

For the Years Ended April 30, 2022 and 2021

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2020	3,445,369	344	18,113	2	7,192,498	(11,421,007)	(161,256)	(4,389,419)
Common stock issued for debt	-	-	162,372	16	702,311	-	-	702,327
or equity – Preferred shares issued for cash	244,700	-	-	-	-	-	-	216,257
Retirement of derivative at conversion	-	-	-	-	1,334,695	-	-	1,334,695
Capitalize funding and dividend	-	-	-	-	(10,750)	(5,507)	-	(16,257)
Net loss	-	-	-	-	-	(1,802,489)	(43,155)	(1,845,644)
Balance at April 30, 2021	3,690,069	344	180,485	18	9,218,754	(13,229,003)	(204,411)	$(4,214,298)
Common stock issued for preferred shares	(450,700)	-	265,241	27	469,552	-	-	469,579
Common stock issued for convertible debt	-	-	41,551	4	132,724	-	-	132,728
Temporary equity- Preferred shares issued for cash	206,000	-	-	-	-	-	-	-
Temporary equity- preferred shares issued for debt	600	-	-	-	-	-	-	-
Deemed dividend on preferred shares	-	-	-	-	-	(12,217)	-	(12,217)
Preferred shares issued for convertible debt	657,895	7	-	-	24,993			25,000
Retirement of derivative at conversion	-	-	-	-	211,103	-	-	211,103
Rounding shares due to reverse of shares	-	-	131	-	-	-	-	-
Net loss	-	-	-	-	-	(675,624)	(42,701)	(718,325)
Balance at April 30, 2022	4,103,864	$351	487,408	$49	$10,057,126	$(13,916,844)	$(247,112)	$(4,106,430)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated statement of Cash Flows for Years Ended April 30,

	2022	2021
Cash flows from operating activities:
Net gain (loss)	$(718,325)	$(1,845,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,660	11,660
Amortization of debt discount and financing fees	96,160	346,701
(Gain) loss on derivative liabilities	(492,187)	(192,924)
(Gain) loss on extinguishment of debt	36,682	(54,831)
Gain (loss) on issuance of convertible notes	(21,610)	466,200
Loss on stock issuance	65,007	-
Change in operating assets and liabilities:
(Increase) decrease in inventory	(265)	(48,013)
Increase in accounts payable and accrued expense	412,842	303,845
Prepaid	20,000	-
Increase in customer deposits	-	(15,320)
Increase in payables – related parties	304,821	279,271
Net cash used in operating activities	(285,215)	(363,207)

Cash flows from financing activities:
Temporary equity from preferred shares for cash	177,500	200,000
Repayment of convertible notes	-	(135,500)
Proceeds from convertible notes payable, net	75,000	272,500
Proceeds (repayment) from notes payable	(5,733)	-
Net cash provided by financing activities	246,767	337,000

Net increase (decrease) in cash	(38,448)	(26,207)
Cash at beginning of the year	44,209	70,416
Cash at end of the year	$5,761	$44,209

Supplement Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

Non-Monetary Transactions
Interest accrued on preferred shares	$12,217	$5,507
Common stock issued for convertible debt	$132,728	$702,327
Common stock issued for conversion of preferred shares	$470,982	$-
Retirement of derivative liability on debt conversion	$211,103	$1,334,695
Derivative liabilities for day 1 on tainted convertible notes	$90,656	$780,913
Preferred shares issued for convertible debt	$563,318	$-
Preferred shares issued for payment of debt	$25,000	$-

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

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2022 and 2021:

	Total	Level 1	Level 2	Level 3
2021
Derivative liabilities (Restated)	$910,511	$-	$-	$910,511

Total liability measured at fair value	$910,511	$-	$-	$910,511

2022
Derivative liabilities	$305,232	$-	$-	$305,232

Total liability measured at fair value	$305,232	$-	$-	$305,232

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

NOTE 5:- NOTES PAYABLE

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

As of April 30, 2022, and April 30, 2021, the convertible debt outstanding, net of discount, was $305,127 and $805,890, respectively.

During the years ended April 30, 2022 and 2021, we had the following activity in our derivative liabilities:

Balance at April 30, 2020	$1,657,217

Issuance and conversion of convertible debt, net	(553,782)
Gain on derivative	(192,924)

Balance at April 30, 2021	910,511

Issuance and conversion of convertible debt, net	(113,092)
Gain on derivative liability	(492,187)

Balance at April 30, 2022	$305,232

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

On March 10, 2022 the Company issued 657,895 shares of series A preferred for the payment of $25,000 of convertible debt.

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

7

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