Form 10-Q
period 2022-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2022-09-19
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2022

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

Yes ☐  No  [X]

As of September 19, 2022, there were 489,943 shares of the registrant’s common stock, 3,583,264 Series A preferred and 1,267,662 Series B preferred and 600 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE  MONTH PERIODS ENDED JULY 31, 2022 AND 2021

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	July 31, 2022	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 4,888	$ 5,761
Inventory	69,646	69,649
Total current assets	74,534	75,407

Fixed assets, net of depreciation of $29,150 and $26,235	5,761	8,676
Total assets	$ 80,295	$ 84,083

Current liabilities:
Accounts payable and accrued expense	$ 44,530	$ 700,921
Accrued licenses agreement payable	-	171,300
Accrued interest and fees payable	121,324	147,877
Convertible notes payable, net of discount	327,965	305,127
Derivative liabilities	644,401	305,232
Payables – related parties	594,000	1,554,639
Customer deposits	30,375	30,375
Notes payable	45,042	375,042
Note payable- related party	60,000	-
Total current liabilities	1,867,636	3,590,513

Total liabilities	1,867,636	3,590,513

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 3,583,264 and 3,583,264 shares issued and outstanding, respectively	358	358
Series B –1,242,662 and 520,000 shares issued and outstanding, respectively	123	52
Series D – 600 and 600 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 600,000,000 shares authorized, 489,943 and 487,408 shares issued and outstanding, respectively	49	49
Additional paid-in capital	14,564,874	10,657,067
Accumulated deficit	(16,094,108)	(13,916,844)
Total	(1,528,704)	(3,259,318)
Non-controlling interest	(258,638)	(247,112)
Total stockholders’ deficit	(1,787,342)	(3,506,430)

Total liabilities and stockholders’ deficit	$ 80,295	$ 84,083

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of July 31,
(Unaudited)

	Three Months
	2022	2021
Expenses:
Depreciation	$ 2,915	$ 2,915
Consulting	617,900	135,000
Development	259,243	-
General and administrative	60,151	66,365

Total expenses	940,209	204,280

Loss from operations	(940,209)	(204,280)

Other income (expense):
Interest and other income (expense)	(43,101)	(25,442)
Loss on debt settlement	(835,829)	-
Gain (loss) on derivative liability	(339,169)	(525,295)
Interest - note discount	(22,838)	(90,060)

Total other income (expense)	(1,240,937)	(640,777)

Income (loss) before income taxes	(2,181,146)	(845,058)

Provision for income taxes	-	-

Net income (loss) before non-controlling interest	(2,181,146)	(845,058)

Non- controlling interest in net loss of the consolidated subsidiary	11,526	10,013

Net income (loss) attributed to the Company	$ (2,169,620)	$ (835,045)

Net income (loss) per common share:
Basic and diluted	$ (4.43)	$ (4.11)

Weighted average common shares outstanding
Basic and Diluted	489,943	203,411

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended July 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
Balance at April 30, 2021	3,690,069	344	180,486	18	9,218,754	(13,229,003)	(204,411)	(4,214,298)
Common stock issued for debt	--	--	28,350	3	101,835	--	--	101,838
Retirement of derivative at conversion	--	--	--	--	170,098	--	--	170,098
Common stock issued for Series C preferred	(97,405)	--	26,087	3	125,397	---	--	125,400
Temporary equity- preferred shares- issued	114,500	--	--	--	--	--	--	--
Capitalize funding and dividend	--	--	--	--	--	(4,757)	--	(4,757)
Net loss	--	--	--	--	--	(835,045)	(10,013)	(845,058)
Balance at July 31, 2021	3,707,164	$ 344	234,923	$24	$ 9,616,084	$ (14,068,805)	$ (214,424)	$ (4,666,777)

Balance at April 30, 2022 (Reclassified)	4,103,864	410	487,408	49	10,657,126	(13,916,844)	(247,112)	(3,506,430)
Preferred B shares issued for accrued expense – related parties	279,026	28	--	--	1,074,222	--	--	1,074,250
Preferred B shares issued for notes payable	53,750	4	--	--	322,496	--	--	322,500
Preferred B shares issued for accounts payable and accrued expenses	364,886	37	--	--	1,505,118	--	--	1,505,155
Preferred shares issued for service	25,000	2	--	--	162,498	--	--	162,500
Loss on debt settlement, accruals and/accounts payable	--	--	--	--	835,829	--	--	835,829
Rounding of common stock on reverse split	--	--	2,535	--	--	--	--	--
Dividends on Series D preferred	--	--	--	--	7,644	(7,644)	--	--
Net loss	--	--	--	--	--	(2,169,620)	(11,526)	(2,181,146)
Balance at July 31, 2022	4,826,526	$481	489,943	$ 49	$ 14,564,874	$ (16,094,108)	$ (258,638)	$ (1,787,342)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$ (2,181,146)	$ (845,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred shares issued for service	162,500	-
Amortization of debt discount to interest expense	22,838	90,061
(Gain) loss on settlement of accrued payments	835,829	-
(Gain) loss on derivative liability	339,169	525,295
Depreciation	2,915	2,915
Change in operating assets and liabilities:
( Increase) decrease in inventory	-	(11,014)
Increase (decrease) in accounts payable and accrued expenses	673,411	80,186
Increase in payables – related parties	113,611	60,781
Net cash provided by (used in) operating activities	(30,873)	(96,834)

Cash flows from financing activities
Proceeds from notes payable- related party	60,000	-
Repayment of notes payable	(30,000)	-
Proceeds from Series C preferred shares	-	98,750

Net cash provided by financing activities	30,000	98,750

Net increase (decrease) in cash	(873)	1,916

Cash at beginning of period	5,761	44,209
Cash at end of period	$ 4,888	$ 46,125

Supplement Disclosures
Interest Paid	$ -	$ -
Income tax Paid	$ -	$ -

Noncash financing and investing activities
Retirement of derivative at debt conversion	$ -	$ 170,098
Interest accrued on preferred shares	$ 7,644	$ 4,757
Common stock issued for convertible debt	$ -	$ 101,838
Common stock issued for conversion of series C preferred	$ -	$ 125,400
Series B preferred issued for notes payable and accrued interest	$ 322,500	$ -
Series B preferred issued for accrued expense	$ 1,505,155	$ -
Series B preferred issued for accrued expense – related parties	$ 1,074,250	$ -

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of July 31, 2022

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

On June 28, 2022 the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares for the three months ended July 31, 2022 and 2021 and year ended April 30, 2022 have been calculated to represent the number of shares after the reverse split

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2022 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2022, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Reclassification

The Company is reclassing the equity section of the consolidated balance sheet for the year ended April 30, 2022, due to a reclassification of series D preferred from mezzanine equity to equity. Initially, the 600 shares of series D preferred were presented in mezzanine equity. The reclassification reduces the mezzanine equity from 600,000 to zero and increase paid in capital to 600,000. Although the series D preferred were in the settlement of convertible notes, and the convertible into common stock, the conversion feature is not set and at the election of the board of directors. The Company also reclassed series A preferred shares increasing the preferred A shares by 59 reducing paid in capital by the same amount. The impact of the reclassification effect only balance sheet presented as of April 30, 2022.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2022 consist of parts used in assembly of the units being sold plus work in progress and finished goods.  As of July 31, 2022 and April 30, 2022 the value of the inventory was $69,646, consisting of raw materials of $43,994 and finished goods of $25,652 with no work in process.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding.  Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of July 31, 2022, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 50,065,547.  With the loss in operations for the three months period ended July 31, 2022, the additional shares were determined to be non-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s own Equity.  The ASU simplifies accounting for convertible instruments by removing major separation models required under GAAP.  Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it.  The ASU simplifies the diluted net income per share calculation in certain areas.  The ASU is effective for annual and interim periods has been amended for small businesses to beginning after December 15, 2023 as early adoption was permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  The Company evaluated there is no impact this new guidance will have on its financial statements.

NOTE - 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through July 31, 2022, the Company had no revenues, has accumulated deficit of $16,094,108 and a working capital deficit of $1,793,102 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of July 31, 2022, the outstanding balance on the loan agreement was $60,000 plus accrued interest.

During the three months period ending July 31, 2022, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

As of July 31, 2022 and April 30, 2022, the Company had payable balances due to related parties totaling $594,000 and $1,554,639, respectively.

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

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company received $250,000 through the Company attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share which expired on April 30, 2022. On July 29, 2022, the Company issued 53,750 shares of series B preferred for the outstanding principal of $300,000 and interest of $22,500 leaving the balance due at zero.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the note holder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of $7,500 thirty days after the initial payment.  As of July 31, 2022 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of July 31, 2022, the outstanding balance on the loan agreement was $60,000 plus accrued interest.

As of July 31, 2022 and April 30, 2022 the outstanding balances of notes payable was $105,042 and $375,042, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note.  As of July 31, 2022 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker.  On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  The note has a balance of $12,500 plus interest and is currently in default.

On February 16, 2018, Passive Security Scan Inc, a subsidiary of the Company issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $25,000 for payment against the convertible note.  As of July 31, 2022 and April 30, 2022, the outstanding balance of the note were $285,627 plus interest.

On March 22, 2022, the Company entered into a one year convertible promissory note for $91,350 with Red Road Holdings, LLC. The note has a OID discount of $12,600, bears interest at an annual rate of 9% and is convertible into shares of the Company’s common stock at 80% of the lowest trading price 15 days prior to conversion. The note at initial issuance using the Black Scholes model with computed volatility of 338% Discount rate of 0.25%.  The Company recorded a debt discount of $91,350 at the inception of the note. As of July 31, 2022 the balance of the notes was $68,512, net of discount plus interest.

During the three months ended July 31, 2021 the Company issued 28,350 shares of common stock with a value of $101,838 for the conversion of debt.

During the three months period ended July 31, 2022 the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

As of July 31, 2022, and April 30, 2022, the convertible debt outstanding, net of discount, was $327,965 and $305,127, respectively.

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

As of July 31, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2022:

	Level 1	Level 2	Level 3
Balance at April 30, 2022	$ --	$ --	$ 305,232
Change in fair value of derivative liability	--	--	339,169

Balance at July 31, 2022	$ --	$ --	$ 644,401

The estimated fair value of the derivative liabilities at July 31, 2022 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	0.25%
Expected life in years	0.25-0.71
Dividend yield	0%
Expected volatility	338.00%

NOTE – 8: EQUITY

Common Stock

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001..

On June 28, 2022 the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares for the three months ended July 31, 2022 and 2021 and year ended April 30, 2022 have been calculated to represent the number of shares after the reverse split.

During the three months ended July 31, 2021 the Company issued 28,350 shares of common stock with a value of $101,838 for debt.

During the three months ended July 31, 2021 the Company issued 26,087 shares of common stock for the conversion of 94,405 series C preferred shares with a value of $125,400.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated a Series A preferred stock, a Series B preferred stock, a series C preferred stock and a series D preferred stock.  The Company has authorized 5,000,000 series A and B shares each plus 1,500,000 each of series C and D preferred shares. Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights.  Each of the Series C preferred shares are non-voting and are convertible to common stock as a “Blank Check” designation with terms and conditions as set by the board of directors.  Each of the series D preferred shares are non-voting and may be converted into common shares as a Blank Check” designation with the terms and conditions as set forth by the board of directors

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0,0001.

On February 16, 2021 and April 21, 2021, the Company issued 124,700 shares Series C nonvoting preferred for $107,250 in cash.  The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion.

On June 4, 2021, the Company issued 114,500 shares Series C nonvoting preferred for $98,750 in cash. The Company may redeem the shares up to 180 days after issuance at a premium up to 120%.  The shares are convertible 180 days after the purchase at 80% of the lowest trading price 15 days prior to conversion.

During the three months ended July 31, 2021 the Company issued 26,087 shares of common stock for the conversion of 94,405 series C preferred shares with a value of $125,400.

During the three month period ended July 31, 2022, the Company issued 697,662 shares of series B preferred with for the reduction of $2,901,905 of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 364,886 shares for the payment of $1,505,155 of accounts payable and accrued expenses, The Company realized a loss on settlement of debt and accruals of $835,829 from the issuance of the series B preferred. The fair value of the shares issued were determined by the closing price of the number of common shares to be issued at the conversion of 10 common shares for each series B preferred share.

During the three months period ended July 31, 2022 the Company issued 25,000 shares of series B preferred for $162,500 for service.

As of July 31, 2022, the Company had 3,583,264 Series A, 1,242,662 Series B and 600 Series D preferred share issued and outstanding.  The conversion price for the 600 series D shares issued is $0.50 or 80% of the lowest trading price 20 days of the common stock prior to conversion.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2022:

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

NOTE - 10:  SUBSEQUENT EVENTS

On August 1, 2022 the Company issued 25,000 series B preferred shares to one individual as a signing bonus. The shares are convertible into 250,000 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after July 31, 2022 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist other than the ones disclosed above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended July 31, 2022.

The Company’s security products are licensed from CCS and developed by the company designed for personal and collateral protection. Products derived from this technology are intended to provide passive security scanning units for either walk-through or hand-held use to improve security for schools and other public facilities. Passive Portal units use electromagnets and do not emit anything (such as x-rays) through the subject. We have also completed a prototype with optional “Digital Imaging,” which will give the user of the scanner the ability to recall the entire traffic passing through the scanner at any time thereafter.

As of May 19, 2020, the Company added an IR Camera for detection of elevated body temperatures and is presently offering three products:

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

Results of Operations

During the three months ended July 31, 2022 the Company had no revenue.

Our operating expenses for the three months ended July 31, 2021 was $204,280 compared to $940,209 for the same three months period in 2022. The increase was due primarily to higher consulting costs, which were $617,900 and higher development costs of $259,243 for the three months periods ending July 31, 2022. The Company recorded depreciation of $2,915 and general and administrative costs of $60,151 for the three month periods ended July 31, 2022 compared to depreciation of $2,915 and general and administrative expense of $66,365 for the same period in 2021.

Interest expenses incurred in the three months ended July 31, 2021 was $25,442 compared to interest expense of $43,101 for the three month period in 2022.

Change in derivative liability resulted in a loss of $525,295 for the three months period ended July 31, 2021, compared to a net loss of $339,169 for the same period in 2022.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Other expenses for the three month period ending July 31, 2021 included interest from note discount of $90,060 compared to $22,838 for the same period in 2022. A loss on the settlement of debt and accruals of $835,829 for the three month period ended July 31, 2022 compared to none for the same period in 2021.

Total other expense for the three months period ended July 31, 2021 was expense of $640,777 compared to other expense of $1,240,937 for the three months period in 2022. The increase is primarily due to the loss on the settlement of debt and accruals in the three months period in 2022.

Net income and loss before non-controlling interest for the three months period ended July 31, 2021 was a net loss of $845,058 compared net loss of $2,181,146 for the same period in 2022. After adjusting for our consolidated subsidiary, net loss and net income for the three month period ended July 31, 2021 were a net loss of $ 835,045 compared to a net loss of $2,169,620 for the same period in 2022.

Liquidity and Capital Resources

At July 31, 2022, the Company had total current assets of $74,534, and total current liabilities of $1,867,636, resulting in a working capital deficit of $1,793,102. Included in our current liabilities and working capital deficit at July 31, 2022 are derivative liabilities totaling $644,401 related to the conversion features of certain of our convertible notes payable, convertible notes of $327,965, net of discount, payables due related parties of $594,000, accounts payable and accrued expense of $44, 530 and notes payables of $105,042. We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

During the three months ended July 31, 2021, net cash used in operating activities was $96,834 compared to cash used of $30,873 in the same period in 2022. Net cash used in 2022 consisted of net loss of $2,181,146, a loss in derivative liability of $339,169, loss on settlement of accrued expense of $835,829 and change in payables to related parties to $113,110 and accounts payable of $673,411.

During the three months ended July 31, 2022, net cash provided by financing activities was $30,000 consisting of a note payable of $60,000 offset by repayment of a note payable of $30,000.

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

None

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 19, 2022              By: /S/ MERRILL W. MOSES

Merrill W. Moses

Chief Executive Officer

Acting Chief Financial Officer