Form 10-Q
period 2022-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2022-12-20
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2022

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

Yes ☐  No  [X]

As of December 19, 2022, there were 644,792 shares of the registrant’s common stock,  3,583,264 Series A preferred and 1,266,725 Series B preferred and 600 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2022 AND 2021

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	October 31, 2022	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$4,558	$5,761
Inventory	98,801	69,649
Total current assets	103,359	75,407

Fixed assets, net of depreciation of $32,065 and $26,235	2,846	8,676
Total assets	$106,205	$84,083

Current liabilities:
Accounts payable and accrued expense	$119,072	$700,921
Accrued licenses agreement payable	12,500	171,300
Accrued interest and fees payable	129,967	147,877
Convertible notes payable, net of discount	341,803	305,127
Derivative liabilities	157,202	305,232
Payables – related parties	701,413	1,554,639
Customer deposits	30,375	30,375
Notes payable	45,042	375,042
Note payable- related party	97,000	--
Total current liabilities	1,634,374	3,590,513

Total liabilities	1,634,374	3,590,513

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A –3,583,264 and 3,583,264 shares issued and outstanding, respectively	358	358
Series B ––1,260,327 and 520,000 shares issued and outstanding, respectively	125	52
Series D –600 and 600 shares issued and outstanding, respectively	--	--
Common stock, $0.0001 par value; 600,000,000 shares authorized, 588,086 and 487,408 shares issued and outstanding, respectively	59	49
Additional paid-in capital	14,552,856	10,657,067
Shares authorized but not issued	162,500	--
Accumulated deficit	(15,980,678)	(13,916,844)
Total	(1,264,780)	(3,259,318)
Non-controlling interest	(263,389)	(247,112)
Total stockholders’ deficit	(1,528,169)	(3,506,430)

Total liabilities and stockholders’ deficit	$106,205	$84,083

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of October 31,
(Unaudited)

	Three Months		Six Months
	2022	2021	2022	2021
Expenses:
Depreciation	$2,915	$2,915	$5,830	$5,830
Consulting	267,500	120,000	885,400	225,000
Development	--	--	259,243	--
General and administrative	92,179	82,680	151,930	149,045

Total expenses	362,194	205,595	1,302,403	409,875

Loss from operations	(362,194)	(205,595)	(1,302,403)	(409,875)

Other income (expense):
Interest and other income (expense)	(8,644)	(24,890)	(51,744)	(50,332)
Gain (loss) on debt settlement	--	--	(835,829)	--
Gain (loss) on derivative liability	487,199	552,097	148,030	26,820
Finance cost	--	(7,500)	--	(7,500)
Inventory adjustment	24,156	--	24,156	--
Interest- note discount	(22,838)	--	(45,676)	(90,060)

Total other income (expense)	479,873	519,707	(761,063)	(121,072)

Income (loss) before income taxes	117,679	314,112	(2,063,466)	(530,947)

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	117,679	314,112	(2,063,466)	(530,947)

Non- controlling interest in net loss of the consolidated subsidiary	4,751	10,591	16,277	20,605

Net income (loss) attributed to the Company	$122,430	$324,703	$(2,045,189)	$(510,342)

Net income (loss) per common share: Basic and dilutive	$0.23	$1.29	$(3.97)	$(2.20)
Weighted average common shares outstanding:
Basic and dilutive	540,554	252,451	515,275	232,289

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three And Six Months Ended October 31, 2022 and 2021

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Shares Not	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Issued	Deficit
Balance at April 30, 2021	3,690,069	344	180,486	18	9,218,754	(13,229,003)	(204,411)	--	(4,214,298)
Common stock issued for debt	--	--	28,350	3	101,835	--	--	--	101,838
Retirement of derivative at conversion	--	--	--	--	170,098	--	--	--	170,098
Common stock issued for Series C preferred	(97,405)	--	26,087	3	125,397	---	--	--	125,400
Temporary equity- preferred shares- issued	114,500	--	--	--	--	--	--	--	--
Capitalize funding and dividend	--	--	--	--	--	(4,757)	--	--	(4,757)
Net loss	--	--	--	--	--	(835,045)	(10,013)	--	(845,058)
Balance at July 31, 2021	3,707,164	$344	234,923	$24	$9,616,084	$(14,068,805)	$(214,424)	--	$(4,666,777)
Common stock issued for debt	--	--	13,201	1	30,880	--	--	--	30,881
Common stock issued for mezzanine conversion	(92,350)	--	25,832	1	96,515	--	--	--	96,516
Retirement of debt at conversion	--	--	--	--	39,603	--	--	--	39,603
Capitalize funding and dividend	--	--	--	--	--	(4,156)	--	--	(4,156)
Temporary equity- preferred shares issued	91,500	--	--	--	--	--	--	--	--
Net loss	--	--	--	--	--	324,703	(10,591)	--	314,112
Balance at October 31, 2021	3,706,314	$344	273,955	$26	$9,783,082	$(13,748,258)	$(225,015)	--	$(4,189,821)

Balance at April 30, 2022 (Reclassified)	4,103,864	410	487,408	49	10,657,126	(13,916,844)	(247,112)	---	(3,506,430)
Preferred B shares issued for accrued expense – related parities	279,026	28	--	--	1,074,222	--	--	--	1,074,250
Preferred B shares issued for notes payable	53,750	4	--	--	322,496	--	--	--	322,500
Preferred B shares issued for accounts payable and accrued expenses	389,886	39	--	--	1,505,118	--	--	--	1,505,155
Preferred shares issued for service not issued	--	--	--	--	--	--	--	162,500	162,500
Loss on debt settlement, accruals and/accounts payable	--	--	--	--	835,829	--	--	--	835,829
Rounding of common stock on reverse split	--	--	(111)	--	--	--	--	--	--
Dividends on Series D preferred	--	--	--	--	7,644	(7,644)	--	--	--
Net loss	--	--	--	--	--	(2,169,620)	(11,526)	--	(2,181,146)
Balance at July 31, 2022	4,826,526	$481	487,297	$49	$14,402,376	$(16,094,108)	$(258,638)	162,500	$(1,787,340)
Common stock issued for debt conversion	--	--	27,439	2	8,998	--	--	--	9,000
Preferred shares issued for service	25,000	2	--	--	132,490	--	--	--	132,492
Common stock issued for preferred share conversion	(7,335)	-	73,350	8	(8)	--	--	--	--
Dividends on Series D preferred	--	--	--	--	9,000	(9,000)	--	--	--
Net loss	--	--	--	--	--	122,430	(4,751)	--	117,679
Balance at October 31, 2022	4,844,191	$483	588,086	$59	$14,552,856	$(15,980,678)	$(263,389)	162,500	$(1,528,169)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,063,466)	$(530,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred shares issued for service	295,000	--
Amortization of debt discount to interest expense	45,676	90,060
(Gain) loss on settlement of accrued payments	835,829	--
(Gain) loss on derivative liability	(148,030)	(26,820)
Depreciation	5,830	5,830
Change in operating assets and liabilities:
( Increase) decrease in inventory	(29,155)	(8,992)
Increase (decrease) in accounts payable and accrued expenses	769,089	156,028
Increase in payables – related parties	221,024	150,456
Net cash provided by (used in) operating activities	(68,203)	(164,386)

Cash flows from financing activities
Proceeds from notes payable- related party	97,000	--
Repayment of notes payable	(30,000)	(2,500)
Proceeds from Series C preferred shares	--	177,500

Net cash provided by financing activities	67,000	175,000

Net increase (decrease) in cash	(1,203)	10,614

Cash at beginning of period	5,761	44,209
Cash at end of period	$4,558	$54,823

Supplement Disclosures
Interest Paid	$--	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Retirement of derivative at debt conversion	$--	$209,702
Interest accrued on preferred shares	$16,644	$--
Common stock issued for convertible debt	$--	$132,719
Common stock issued for conversion of series C preferred	$-	$221,916
Series B preferred issued for notes payable and accrued interest	$322,500	$--
Series B preferred issued for accrued expense	$1,505,155	$--
Series B preferred issued for accrued expense – relate parties	$1,074,250	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of October 31, 2022

(Unaudited)

NOTE -1: BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement. On May 30, 2018, the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and or its subsidiary. The value of the stock will be a discount to the market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3)Invoices for parts and materials will be billed separate of the license fees noted above.

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

On June 28, 2022 the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares throughout the disclosure have been retrospectively adjusted to represent the number of shares after the reverse split.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2022, the consolidated results of its operations and its consolidated cash flows for the three months ended October 31, 2022 and 2021. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Reclassification

The Company is reclassing the equity section of the consolidated balance sheet for the year ended April 30, 2022 due to a reclassification of series D preferred from mezzanine equity to equity. Initially, the 600 shares of series D preferred were presented in mezzanine equity. The reclassification reduces the mezzanine equity from 600,000 to zero and increase paid in capital to 600,000. Although the series D preferred were in the settlement of convertible notes, and the convertible into common stock, the conversion feature is not set and at the election of the board of directors. The Company also reclassed series A preferred shares increasing the preferred A shares by 59 reducing paid in capital by the same amount. The impact of the reclassification effect only balance sheet presented as of April 30, 2022.

During the six months period ended October 31, 2022, the Company reclassified 25,000 preferred series B shares to be issued from issued as the shares had not been issued as of the date of reporting. The share reduced paid in capital previously reported.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2022 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of October 31, 2022 the value of the inventory was $98,801, consisting of raw materials of $20,713 and finished goods of $78,088 with no work in process compared to an inventory value of $69,649 as of April 30, 2022.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of October 31, 2022, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 13,028,034.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through October 31, 2022, the Company had no revenues, has accumulated deficit of $15,980,678 and a working capital deficit of $1,531,015 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

NOTE -4: RELATED PARTY TRANSACTIONS

Management and administrative services are currently compensated as per a Service Agreement between the Company and its Chief Executive Officer and Director executed on April 25, 2016 and a Service Agreement with the subsidiary PSSI executed on January 12, 2017, a Service Agreement between the Company and a Director executed on May 20, 2016, and an Administration Agreement with a related party executed on March 15, 2011 and renewed on May 1, 2017 and renewed in August 21, 2020 plus the assumption of a Service Agreement with the subsidiary PSSI assumed on January 12, 2017 and renewed on August 21, 2020, whereby the fee is based on services provided and invoiced by the related parties on a monthly basis and the fees are paid in cash when possible or with common stock.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. These types of transactions, when incurred, result in payables to related parties in the Company’s consolidated financial statements as a necessary part of funding the Company’s operations.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum. As of October 31, 2022, the outstanding balance on the loan agreement was $97,000 plus accrued interest.

During the six months period ending October 31, 2022 the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

As of October 31, 2022 and April 30, 2022, the Company had payable balances due to related parties totaling $701,413 and $1,554,639, respectively.

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

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company received $250,000 through the Company attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition the noteholder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The note holder will receive 150,000 shares of the Company’s common stock plus 100,000 warrants to purchase common shares within three years at $2.50 per share which expired on April 30, 2022. On July 29, 2022, the Company issued 53,750 shares of series B preferred for the outstanding principal of $300,000 and interest of $22,500 leaving the balance due at zero.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of $7,500 thirty days after the initial payment. As of October 31, 2022 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of October 31, 2022, the outstanding balance on the loan agreement was $97,000 plus accrued interest.

As of October 31, 2022 and April 30, 2022 the outstanding balances of notes payable was $142,042 and $375,042, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of October 31, 2022 the balance of the notes was $7,000 plus interest.

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

On February 16, 2018 Passive Security Scan Inc, a subsidiary of the Company, issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $ 25,000 for payment against the convertible note.  As of October 31, 2022 and April 30, 2022, the outstanding balance of the note were $285,627 plus interest

On March 22, 2022, the Company entered into a one year convertible promissory note for $91,350 with Red Road Holdings, LLC. The note has an OID discount of $12,600, bears interest at an annual rate of 9% and is convertible into shares of the Company’s common stock at 80% of the lowest trading price 15 days prior to conversion. The note at initial issuance using the Black Scholes model with computed volatility of 338% Discount rate of 0.25%, The Company recorded a debt discount of $91,350 at the inception of the note. As of October 31, 2022 the balance of the notes was $68,512, net of discount plus interest.

During the six months ended October 31, 2021 the Company issued 41,551 shares of common stock with a value of $132,719 for the conversion of  debt.

During the six months period ended October 31, 2022 the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

As of October 31, 2022, and April 30, 2022, the convertible debt outstanding, net of discount, was $341,803 and $305,127, respectively.

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

As of October 31, 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended October 31, 2022:

	Level 1	Level 2	Level 3
Balance at April 30, 2022	$--	$--	$305,232
Change in fair value of derivative liability	--	--	(148,030)

Balance at October 31, 2022	$--	$--	$157,202

The estimated fair value of the derivative liabilities at October 31, 2022 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.57%
Expected life in years	0.25-0.42
Dividend yield	0%
Expected volatility	343.000%

NOTE – 8: EQUITY

Common Stock

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001.

On June 28, 2022, the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares for the three months ended October 31, 2022 and 2021 and year ended April 30, 2022 have been calculated to represent the number of shares after the reverse split.

During the six months ended October 31, 2021, the Company issued 51,918 shares of common stock for the conversion of 189,744 series C preferred shares with a value of $221,916.

During the six months ended October 31, 2021, the Company issued 41,551 shares of common stock with a value of $132,719 for the conversion of debt.

During the six months ended October 31, 2022, the Company issued 27,439 shares of common stock for the conversion of $9,000 of convertible debt.

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

During the six months ended October 31, 2021 the Company issued 26,087 shares of common stock for the conversion of 92,350 series C preferred shares with a value of $96,516.

During the six month period ended October 31, 2022, the Company issued 697,662 shares of series B preferred with for the reduction of $2,901,905 of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 364,886 shares for the payment of $1,505,155 of accounts payable and accrued expenses, The Company realized a loss on settlement of debt and accruals of $835,829 from the issuance of the series B preferred. The fair value of the shares issued were determined by the closing price of the number of common shares to be issued at the conversion of 10 common shares for each series B preferred share.

During the six months period ended October 31, 2022 the Company issued 50,000 shares of series B preferred for $294,992 for service.  As of October 31, 2022, 25,000 shares had not been issued.

As of October 31, 2022 the Company had 3,583,264 Series A, 1,260,327 Series B and 600 Series D preferred share issued and outstanding. The conversion price for the 600 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion,

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2022:

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

NOTE - 10:  SUBSEQUENT EVENTS

On November 1, 2022 the Company issued 27,356 shares of common stock for the conversion of 4 shares of series D with a value of $4,103.

On November 15,2022, the company cancelled the sales license agreement with Virexit technologies, Inc.

On November 17, 2022 the Company issued 29,350 shares of common stock for 2,935 shares of series B preferred shares with a value of $8,071.

On November 15, 2022 the Company issued 9,333 shares of series B preferred with a value of $17,500 for the settlement of consulting fees and cancellation of the consulting agreement with Privateer Market Force, Inc.

On November 18, 2022 the Company cancelled a sales License agreement with Care, Inc.

The Company has evaluated subsequent events to determine events occurring after October 31, 2022 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended October 31, 2022.

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

Results of Operations

During the three and six months ended October 31, 2022 the Company had no revenue.

Our operating expenses for the three and six months ended October 31, 2022 was $362,194 and $1,302,403 compared to $205,595 and $409,875 for the same period in 2021. The increase was due primarily to higher consulting costs, which were $885,400 and higher development costs of $259,243 for the six months periods ending October 31, 2022. The Company recorded depreciation of $2,915 and $5,830 and general and administrative costs of $92,179 and $151,930 for the three and six month periods ended October 31, 2022 compared to depreciation of $2,915 and $5,830 and general and administrative expense of $82,680 and $149,045 for the same periods in 2021.

Interest expenses incurred in the three months and six months periods ended October 31, 2022 was $8,644 and expense of $51,744 compared to interest expense of $24,890 and $50,332 for the three and six month periods in 2021.

Change in derivative liability resulted in a gain of $148,030 for the six months period ended October 31, 2022, compared to a net gain of $26,820 for the same period in 2021.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Other expenses for the three and six month periods ending October 31, 2022 included interest from note discount of $22,838 and $45,676 compared to zero and $90,060 for the same periods in 2021.  A loss on the settlement of debt and accruals of $835,829 for the six month period ended October 31, 2022 compared to none for the same period in 2021.

Total other expense for the three and six month periods ended October 31, 2022 was other income of $479,873 and expense of $761,063 compared to other expense of $519,707 and $121,072 for the same periods in 2021. The increase is primarily due to the loss on the settlement of debt and accruals in the six months period in 2022.

Net income and loss before non-controlling interest for the three and six month periods ended October 31, 2022 were a net income of $117,679 and net loss of $2,063,466 compared net income of $314,112 and net loss of $530,947 for the same periods in 2021. After adjusting for our consolidated subsidiary, net loss and net income for the three and six month period ended October 31, 2022 were net income of $122,430 and net loss of $2,045,189 compared to a net income of $324,703 and net loss of $510,342 for the same period in 2021.

Liquidity and Capital Resources

At October 31, 2022, the Company had total current assets of $103,359, and total current liabilities of $1,634,374 resulting in a working capital deficit of $1,531,015. Included in our current liabilities and working capital deficit at October 31, 2022 are derivative liabilities totaling $157,202 related to the conversion features of certain of our convertible notes payable, convertible notes of $341,803, net of discount, payables due related parties of $701,413, accounts payable and accrued expense of $119,072 and notes payables of $142,042.  We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the six months ended October 31, 2022, net cash used in operating activities was $68,203 compared to cash used of $164,386 in the same period in 2021.  Net cash used in 2022 consisted of net loss of $2,063,466, a gain in derivative liability of $148,030, loss on settlement of accrued expense of $835,829 and change in payables to related parties of $221,024 and accounts payable of $769,089.

During the six months ended October 31, 2022, net cash provided by financing activities was $67,000 consisting of a note payable of $97,000 offset by repayment of a note payable of $30,000.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2022 the Company issued 27,439 shares of common stock for the conversion of $9,000 of convertible debt.

During the six months ended October 31, 2022 the Company issued 73,350 shares of common stock for the conversion of 8 shares of preferred stock with a value of $132,490.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 19, 2022	By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer