Form 10-Q
period 2023-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2023-03-20
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2023

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

Yes ☐  No  [X]

As of March 17, 2023, there were 1,104,150 shares of the registrant’s common stock,  3,583,264 Series A preferred and 1,255,760 Series B preferred and 596 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2023 AND 2022

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	January 31, 2023	April 30, 2022
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 7,759	$ 5,761
Inventory	103,122	69,649
Total current assets	110,881	75,407

Fixed assets, net of depreciation of $34,911 and $26,235	--	8,676
Total assets	110,881	$ 84,083

Current liabilities:
Accounts payable and accrued expense	$ 153,012	$ 700,921
Accrued licenses agreement payable	25,000	171,300
Accrued interest and fees payable	138,486	147,877
Convertible notes payable, net of discount	351,253	305,127
Derivative liabilities	58,038	305,232
Payables – related parties	808,128	1,554,639
Customer deposits	30,375	30,375
Notes payable	45,042	375,042
Note payable- related party	115,600	--
Total current liabilities	1,724,934	3,590,513

Total liabilities	1,724,934	3,590,513

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 3,583,864 and 3,583,264 shares issued and outstanding, respectively	358	358
Series B –1,259,970 and 520,000 shares issued and outstanding, respectively	125	52
Series D – 596 and 600 shares issued and outstanding, respectively	--	--

Common stock, $0.0001 par value; 600,000,000 shares authorized, 962,480 and 487,408 shares issued and outstanding, respectively	97	49
Additional paid-in capital	14,644,092	10,657,067
Shares not issued	162,500	--
Accumulated deficit	(16,147,532)	(13,916,844)
Total	(1,340,360)	(3,259,318)
Non-controlling interest	(273,705)	(247,112)
Total stockholders’ deficit	(1,614,065)	(3,506,430)

Total liabilities and stockholders’ deficit	$ 110,881	$ 84,083

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of January 31,
(Unaudited)

	Three Months		Nine Months
	2023	2022	2023	2022
Expenses:
Depreciation	$ 2,846	$ 2,915	$ 8,676	$ 8,745
Consulting	137,500	120,000	1,022,900	375,000
Development	--	--	259,243	--
General and administrative	42,715	116,557	194,645	265,602

Total expenses	183,061	239,472	1,485,465	649,347

Loss from operations	(183,061)	(239,472)	(1,485,465)	(649,347)

Other income (expense):
Interest and other income (expense)	(8,519)	(28,658)	(60,263)	(78,990)
Gain (loss) on debt settlement	(13,500)	--	(849,329)	--
Gain (loss) on derivative liability	68,890	114,352	216,920	141,172
Finance cost	--	--	--	7,500
Other income (expense)	(1,530)	--	22,626	--
Interest- note discount	(30,450)	--	(76,126)	(90,060)

Total other income (expense)	14,891	85,694	(746,172)	35,378

Income (loss) before income taxes	(168,170)	(153,778)	(2,231,637)	(684,725)

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	(168,170)	(153,778)	(2,231,637)	(684,725)

Non- controlling interest in net loss of the consolidated subsidiary	10,316	10,013	26,594	30,618

Net income (loss) attributed to the Company	$ (157,854)	$ (143,765)	$ (2,205,043)	$ (654,107)

Net income (loss) per common share: Basic and dilutive	$ (0.23)	$ (0.47)	$ (3.89)	$ (2.54)
Weighted average common shares outstanding:
Basic and dilutive	679,476	306,343	567,088	257,673

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three And Nine Months Ended January 31, 2023 and 2022

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Shares Not	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Issued	Deficit
Balance at April 30, 2021	3,690,069	344	180,486	18	9,218,754	(13,229,003)	(204,411)	--	(4,214,298)
Common stock issued for debt	--	--	28,350	3	101,835	--	--	--	101,838
Retirement of derivative at conversion	--	--	--	--	170,098	--	--	--	170,098
Common stock issued for Series C preferred	(97,405)	--	26,087	3	125,397	---	--	--	125,400
Temporary equity- preferred shares- issued	114,500	--	--	--	--	--	--	--	--
Capitalize funding and dividend	--	--	--	--	--	(4,757)	--	--	(4,757)
Net loss	--	--	--	--	--	(835,045)	(10,013)	--	(845,058)
Balance at July 31, 2021	3,707,164	344	234,923	24	9,616,084	(14,068,805)	(214,424)	--	(4,666,777)
Common stock issued for debt	--	--	13,201	1	30,880	--	--	--	30,881
Common stock issued for Mezzanine conversion	(92,350)	--	25,832	1	96,515	--	--	--	96,516
Retirement of debt at conversion	--	--	--	--	39,603	--	--	--	39,603
Capitalize funding and dividend	--	--	--	--	--	(4,156)	--	--	(4,156)
Temporary equity- preferred shares issued	91,500	--	--	--	--	--	--	--	--
Net loss	--	--	--	--	--	324,703	(10,591)	--	314,112
Balance at October 31, 2021	3,706,314	344	273,955	26	9,783,082	(13,748,258)	(225,015)	--	(4,189,821)
Common stock issued for Mezzanine conversion	(146,850)		95,649	10	153,447				153,457
Capitalized funding and dividends	--		--	--	--	(1,652)	--	--	(1,652)
Net loss	--	--	--	--	--	(143,765)	(10,013)	--	(153,778)
Balance at January 31, 2022	3,559,464	344	369,604	36	9,936,529	(13,893,675)	(235,028)	--	(4,191,794)

Balance at April 30, 2022 (Reclassified)	4,103,864	410	487,408	49	10,657,126	(13,916,844)	(247,112)	---	(3,506,430)
Preferred B shares issued for accrued expense – related parities	279,026	28	--	--	1,074,222	--	--	--	1,074,250
Preferred B shares issued for notes payable	53,750	4	--	--	322,496	--	--	--	322,500
Preferred B shares issued for accounts payable and accrued expenses	389,886	39	--	--	1,505,118	--	--	--	1,505,155
Preferred shares issued for service not issued	--	--	--	--	--	--	--	162,500	162,500
Loss on debt settlement, accruals and/accounts payable	--	--	--	--	835,829	--	--	--	835,829
Rounding of common stock on reverse split	--	--	(111)	--	--	--	--	--	--
Dividends on Series D preferred	--	--	--	--	7,644	(7,644)	--	--	--
Net loss	--	--	--	--	--	(2,169,620)	(11,526)	--	(2,181,146)
Balance at July 31, 2022	4,826,526	481	487,297	49	14,402,376	(16,094,108)	(258,638)	162,500	(1,787,340)
Common stock issued for debt conversion	--	--	27,439	2	8,998	--	--	--	9,000
Preferred shares issued for service	25,000	2	--	--	132,490	--	--	--	132,492
Common stock issued for preferred share conversion	(7,335)	-	73,350	8	(8)	--	--	--	--
Dividends on Series D preferred	--	--	--	--	9,000	(9,000)	--	--	--
Net loss	--	--	--	--	--	122,430	(4,751)	--	117,679
Balance at October 31, 2022	4,844,191	483	588,086	59	14,552,856	(15,980,678)	(263,389)	162,500	(1,528,169)
Common stock issued for debt conversion	--	--	250,139	25	20,975	--	--	--	21,000
Common stock issued for Series B preferred share conversion	(9,690)	(1)	96,899	10	(9)	--	--	--	--
Preferred B issued for accrued expense	9,333	1	--	--	17,499	--	--	--	17,500
Common stock issued for Series D preferred shares	(4)	--	27,356	3	(3)
Dividends on Series D preferred	--	--	--	--	9,000	(9,000)	--	--	--
Retirement of debt at conversion	--	--	--	--	30,274	--	--	--	30,274
Loss on debt settlement	--	--	--	--	13,500	--	--	--	13,500
Net loss	--	--	--	--	--	(157,854)	(10,316)	--	(168,170)
Balance at January 31, 2023	4,843,230	$483	962,480	$ 97	$14,644,092	$(16,147,532)	$(273,705)	$162,500	$(1,614,065)

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,231,637)	$(684,725)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred shares issued for service	294,997	--
Amortization of debt discount to interest expense	76,126	90,060
(Gain) loss on settlement of accrued payments	849,329	--
(Gain) loss on derivative liability	(216,920)	(141,172)
Depreciation	8,676	8,745
Change in operating assets and liabilities:
( Increase) decrease in inventory	(33,476)	(8,992)
Increase (decrease) in accounts payable and accrued expenses	841,564	282,648
Increase in payables – related parties	327,739	240,032
Net cash provided by (used in) operating activities	(83,602)	(213,404)

Cash flows from financing activities
Proceeds from notes payable- related party	115,600	--
Repayment of notes payable	(30,000)	(2,500)
Proceeds from Series C preferred shares	--	177,500
Net cash provided by financing activities	85,600	175,000

Net increase (decrease) in cash	1,998	(38,404)
Cash at beginning of period	5,761	44,209
Cash at end of period	$7,759	$5,805

Supplement Disclosures
Interest Paid	$--	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Retirement of derivative at debt conversion	$30,274	$209,702
Interest accrued on preferred shares	$25,645	$10,565
Common stock issued for convertible debt	$30,000	$132,719
Common stock issued for conversion of series C preferred	$-	$375,373
Series B preferred issued for notes payable and accrued interest	$322,500	$--
Series B preferred issued for accrued expense	$1,522,618	$--
Series B preferred issued for accrued expense – related parties	$1,074,250	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of January 31, 2023

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

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company. The Company currently owns 76.28% of PSSI with 23.72% acquired by several individuals and entities. The Company’s unique technology works precisely to specifications as required by our technology and as confirmed in the market. All sales and marketing activities will be executed through PSSI.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2023, the consolidated results of its operations and its consolidated cash flows for the nine months ended January 31, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Reclassification

The Company is reclassing the equity section of the consolidated balance sheet for the year ended April 30, 2022 due to a reclassification of series D preferred from mezzanine equity to equity. Initially, the 600 shares of series D preferred were presented in mezzanine equity. The reclassification reduces the mezzanine equity from 600,000 to zero and increase paid in capital to 600,000. Although the series D preferred were in the settlement of convertible notes, and the convertible into common stock, the conversion feature is not set and at the election of the board of directors. The Company also reclassed series A preferred shares increasing the preferred A shares by 59 reducing paid in capital by the same amount. The impact of the reclassification effect only the balance sheet presented as of April 30, 2022.

During the nine months period ended January 31, 2023, the Company reclassified 25,000 preferred series B shares to be issued from issued as the shares had not been issued as of the date of reporting. The share reduced paid in capital previously reported.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2023 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of January 31, 2023 the value of the inventory was $103,122, consisting of raw materials of $2,873 and finished goods of $100,249 with no work in process compared to an inventory value of $69,649 as of April 30, 2022.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of January 31, 2023, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 13,438,558.

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

NOTE - 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through January 31, 2023, the Company had no revenues, has accumulated deficit of $16,147,532 and a working capital deficit of $1,614,053 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2023 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of January 31, 2023, the outstanding balance on the loan agreement was $115,600 plus accrued interest.

During the nine months period ending January 31, 2023 the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

As of January 31, 2023 and April 30, 2022, the Company had payable balances due to related parties totaling $808,128 and $1,554,639, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of

$7,500 thirty days after the initial payment. As of January 31, 2023 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of January 31, 2023, the outstanding balance on the loan agreement was $115,600 plus accrued interest.

As of January 31, 2023 and April 30, 2022 the outstanding balances of notes payable was $160,642 and $375,042, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of January 31, 2023 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of January 31, 2023 the note has a balance of $12,500 plus interest and is currently in default.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $25,000 for payment against the convertible note.  As of January 31, 2023 and April 30, 2022, the outstanding balance of the note were $285,627 plus interest.

On March 22, 2022, the Company entered into a one year convertible promissory note for $91,350 with Red Road Holdings, LLC. The note has an OID discount of $12,600, bears interest at an annual rate of 9% and is convertible into shares of the Company’s common stock at 80% of the lowest trading price 15 days prior to conversion. The note at initial issuance using the Black Scholes model with computed volatility of 338% Discount rate of 0.25%, The Company recorded a debt discount of $91,350 at the inception of the note. As of January 31, 2023, the balance of the notes was $61,350, net of discount plus interest.

During the nine months ended January 31, 2022, the Company issued 41,551 shares of common stock with a value of $132,719 for the conversion of debt.

During the nine months ended January 31, 2023, the Company issued 250,139 shares of common stock with a value of $21,000 for the conversion of debt.

During the nine months period ended January 31, 2023, the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

As of January 31, 2023, and April 30, 2022, the convertible debt outstanding, net of discount, was $351,253 and $305,127, respectively.

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

As of January 31, 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2023:

	Level 1	Level 2	Level 3
Balance at April 30, 2022	$ --	$ --	$ 305,232
Retirement of debt at conversion			(30,274)
Change in fair value of derivative liability	--	--	(216,920)

Balance at January 31, 2023	$ --	$ --	$ 58,038

The estimated fair value of the derivative liabilities at January 31, 2023, was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.57%
Expected life in years	0.25-0.42
Dividend yield	0%
Expected volatility	471.00%

NOTE – 8: EQUITY

Common Stock

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001.

On June 28, 2022, the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares for the three and nine months ended January 31, 2022 and year ended April 30, 2022 have been calculated to represent the number of shares after the reverse split.

During the nine months ended January 31, 2022, the Company issued 41,551 shares of common stock with a value of $132,719 for the conversion of debt.

During the nine months ended January 31, 2022, the Company issued 147,568 shares of common stock for the conversion of 336,605 series C preferred shares with a value of $375,373.

During the nine  months ended January 31, 2023, the Company issued 27,439 shares of common stock for the conversion of $9,000 of convertible debt.

During the nine months period ended January 31, 2023, the Company issued 250,139 shares of common stock for the conversion of $21,000 of convertible debt.

During the nine months period ended January 31, 2023, the Company issued 96,899 shares of common stock for the conversion of 9,690 Series B preferred shares.

During the nine months period ended January 31, 2023, the Company issued 27,356 shares of common stock for the conversion of 4 Series D preferred shares with a value of $4,100.

Preferred Stock

The Company has 20,000,000 shares of $0.0001 par value preferred stock authorized and has designated a Series A preferred stock, a Series B preferred stock, a series C preferred stock and a series D preferred stock.  The Company has authorized 5,000,000 series A and B shares each plus 1,500,000 each of series C and D  preferred shares Each share of the Series A preferred stock is convertible into ten common shares and carries voting rights on the basis of 100 votes per share.  Each share of the Series B preferred stock is convertible into ten common shares and carries no voting rights. Each of the Series C preferred shares are non-voting and are convertible to common stock as a “Blank Check” designation with terms and conditions as set by the board of directors. Each of the series D preferred shares are non-voting and may be converted into common shares as a Blank Check” designation with the terms and conditions as set forth  by the board of directors.

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

During the nine  months ended January 31, 2022, the Company issued 147,568 shares of common stock for the conversion of 236,605 series C preferred shares with a value of $375,373.

During the nine month period ended January 31, 2023, the Company issued 697,662 shares of series B preferred  for the reduction of $2,901,905 of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 364,886 shares for the payment of $1,505,155 of accounts payable and accrued expenses,

The Company realized a loss on settlement of debt and accruals of $835,829 from the issuance of the series B preferred. The fair value of the shares issued were determined by the closing price of the number of common shares to be issued at the conversion of 10 common shares for each series B preferred share.

During the nine months period ended January 31, 2023, the Company issued 50,000 shares of series B preferred for $294,992 for service.  As of January 31, 2023, 25,000 shares had not been issued.

As of January 31, 2023, the Company had 3,583,864 Series A 1,259,970 Series B and 596 Series D preferred share issued and outstanding. The conversion price for the 600 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2023:

a)

Administration Agreement with EMAC Handel’s AG, renewed effective May 1, 2017, for a period of three years and amended May 1, 2021. Monthly fee for administration services of $7,500, office rent of $250 and office supplies of $125. Extraordinary expenses are invoiced by EMAC on a quarterly basis. The fee may be paid in cash and or with common stock.

b)

Service Agreement signed April 25, 2016, with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company. The fees may be paid in cash and or with common stock.

c)

Service Agreement signed May 20, 2016, with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company. The fees may be paid in cash and or with common stock.

d)

Administration and Management Agreement of PSSI signed January 12, 2017, with EMAC Handel Investments AG, for general fees of $7,500 per month, office rent of $250 and telephone of $125 beginning January 2017 and amended May 1, 2021, the issuance of 2,000 common shares of PSSI and a 12% royalty calculated on defines sales revenues payable within 10 days after the monthly sales.

e)

Service Agreement of PSSI signed January 12, 2017, with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 333 common shares of PSSI.

f)

Business Development and Consulting Agreement of PSSI signed January 15, 2017, with WSMG Advisors, Inc., for finder’s fees of 10% of funding raised for PSSI and the issuance of 1,000 common shares of PSSI.

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

NOTE - 10: SUBSEQUENT EVENTS

On February 1, 2023, the Company issued 42,104 shares of Common stock for the conversion of 4,210 Series B preferred shares.

On February 6, 2023, the Company issued 47,566 shares of common stock for the conversion of $4,300 of convertible debt.

On February 28, 2023, the Company issued 52,000 shares of common stock for the conversion of $4,160 of convertible debt.

The Company has evaluated subsequent events to determine events occurring after January 31, 2023, through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended January 31, 2023.

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

Results of Operations

During the three and nine months ended January 31, 2023, the Company did not receive any revenue.

Our operating expenses for the three and nine months ended January 31, 2023, was $183,061 and $1,485,465 compared to $239,472 and $649,347 for the same period in 2022. The increase was due primarily to higher consulting costs, which were $1,022,900 and higher development costs of $259,243 for the nine months periods ending January 31, 2023. The Company recorded depreciation of $2,846 and $8,676 and general and administrative costs of $42,715 and $194,645 for the three and nine month periods ended January 31, 2023, compared to depreciation of $2,915 and $8,745 and general and administrative expense of  $116,557 and $265,602 for the same periods in 2022.

Interest expenses incurred in the three months and nine months periods ended January 31, 2023, was $8,519 and expense of $60,263 compared to interest expense of $28,658 and $78,990 for the three and nine month periods in 2022.

Change in derivative liability resulted in a gain of $216,920 for the nine months period ended January 31, 2023, compared to a net gain of $141,172 for the same period in 2022  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Other expenses for the three and nine month periods ending January 31, 2023, included interest from note discount of $30,450 and $76,126 compared to zero and $90,060 for the same periods in 2022. A loss on the settlement of debt and accruals of $849,329 for the nine month period ended January 31, 2023, compared to none for the same period in 2022.

Total other income and expense for the three and nine month periods ended  January 31, 2023 was other income of $14,891  and  other expense of $746,172 compared to other income  of $85,694 and $35,378 for the same periods  in 2022. The loss in the three and nine months periods ending January 31, 2023 are primarily due to the loss on the settlement of debt and accruals in the nine months period in 2023.

Net loss before non-controlling interest for the three and nine month periods ended January 31, 2023 were a net loss of  $168,170 and $2,231,637 compared net loss of $153,778 and $684,725 for the same periods in 2022. After adjusting for our consolidated subsidiary, net loss and net income for the three and nine month period ended January 31, 2023 were net loss of $157,854 and $2,205,043 compared to a net loss of $143,765 and $654,725 for the same period in 2022.

Liquidity and Capital Resources

At January 31, 2023, the Company had total current assets of $110,881 and total current liabilities of $1,724,934 resulting in a working capital deficit of $1,614,059 Included in our current liabilities and working capital deficit at January 31, 2023 are derivative liabilities totaling $58,038 related to the conversion features of certain of our convertible notes payable, convertible notes of $351,253, net of discount, payables due related parties of $808,128, accounts payable and accrued expense of $153,018 and notes payables of $160,642. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the nine months ended January 31, 2023, net cash used in operating activities was $83,602 compared to cash used of $213,404 in the same period in 2022. Net cash used in the nine month 2023 period consisted of net loss of $2,231,637, loss on settlement of accrued expense of $849,329 and change in payables to related parties of $87,707 and change in accounts payable of $541,416.

During the nine months ended January 31, 2023, net cash provided by financing activities was $85,600 consisting of a note payable of $115,600 offset by repayment of a note payable of $30,000.

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

We have built 33 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin Tx and  5 were sold. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months period ended January 31, 2023, the Company issued 250,139 shares of common stock for the conversion of $21,000 of convertible debt.

During the nine months period ended January 31, 2023, the Company issued 124,255 shares of common stock for the conversion of Series B and D preferred shares with a value of $40,207.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 17, 2023              By: /S/ MERRILL W. MOSES

Merrill W. Moses

Chief Executive Officer

Acting Chief Financial Officer