Form 10-K
period 2023-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2023-08-15
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2023

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

Yes [  ]   No [ X ]

The number of shares outstanding of the Company’s $0.0001 Par Value Common Stock as of August 15, 2023 was 2,488,678. The number of preferred shares outstanding was.4,839,616. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2022 was 588,086 with a market value of $194,068. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

Development of Scanner Technology Business

Defense Technologies International Corp.’s (the “Company”) subsidiary PSSI acquired the world-wide exclusive rights to the Passive Security Scan™ a ‘next generation, walk-through personnel scanning system. The Passive Portal™ a patented product (US Patent: 7408461) is an advanced passive scanning technology for detection and identifying concealed threats to be used for the security of schools and other public venues.

Our research shows The Passive Portal™ as the only known Walk-Through Scanner in today’s market that is based on PASSIVE SENSING – ZER0-RATION and is therefore totally harmless to the subject being scanned. All other Walk-Through Scanners in the market are based on ACTIVE SCANNING with radiation and therefore can be harmful over time.

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

3.Invoices for parts and materials will be billed separately of the license fees noted above.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5shares of the Company's common stock issued on November 10, 2016, to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company recorded a current liability of $36,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2019.  Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date we have sold 10 units to two distributors. The Company reviewed the valuation of the license agreement and determined to impair the asset of $378,600.

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

Competition

We believe we have the only known passive scanner technology based on earth magnetic technology that is Radiation Free and does not cause any harm to the subject passing through the scanner.  Our scanners are PASSIVE SENSING and are therefore uniquely suited for school systems and other public venues.  Our competitors’ technology is ACTIVE SENSING based on X-Ray, microwave or radio signals, all of which are harmful over time.  We believe this provides an advantage for our scanners over those developed by our competition.

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

We have signed three Distributorship Agreements. A distributor will get from 20% to 28.5% discount on Gross Sales but is required to purchase a minimum of 10 units at time of signing for a distributorship.  General referrals will earn a 10% discount.

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

      To date we have manufactured and assembled 35 Passive Portal Units and ten EBT Stations the first thirteen units which will mainly be used for demonstrations and donations to valuable future customers.

      In addition, we have all parts for an additional twenty-five Passive Portals at our plant in Dallas , TX

We installed three Passive Portals and three EBT Stations in S.C. which are working without any flaws as engineered and required by its technology and as endorsed by the end-users.

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

Item 1A. Risk Factors.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans, and quarantine.  This may limit access to our suppliers, management, support staff and professional advisors. As the Company’s operations are primarily virtual and depends on numerous third-party consultants, we cannot measure the impact on our operations or financial condition at this point in time.

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

	High	Low

Fiscal year ended April 30, 2023
First Quarter	$1.25	$0.10
Second Quarter	$0.79	$0.13
Third Quarter	$0.76	$0.13
Fourth Quarter	$0.18	$0.06

Fiscal year ended April 30, 2022
First Quarter	$10.00	$4.50
Second Quarter	$9.85	$4.00
Third Quarter	$3.90	$1.50
Fourth Quarter	$2.75	$0.40

As of April 30,2023, there were approximately 136 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2023.

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

During the year ended April 30, 2023, the Company issued 697,662 shares of series B preferred  for the reduction of  $2,901,905  of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 364,886 shares for the payment of $1,505,155 of accounts payable and accrued expenses.

During the year ended April 30, 2023 the Company issued 25,000 shares of series B preferred for $294,998 for service.  .

During the year ended April 30, 2023, the Company issued 1,023,626 shares of common stock for the conversion of  76,711 of convertible debt.

During the year ended April 30, 2023, the Company issued 292,119 shares of common stock for the conversion of 21,235 Series B preferred shares.

During the year ended April 30, 2023, the Company issued 79,766 shares of common stock for the conversion of 8 Series D preferred shares with a value of $8,288.

Dividends Policy

During 2022, we have declared a 7% interest in our outstanding series C convertible preferred shares with a total amount of $12,217 which was converted as of April 30, 2022. During the year ended April 30, 2023 the Company issued a series D preferred shares with a dividend of 5% interest. The deemed dividend was $34,645 for the year ended April 30, 2023.

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

A summary of the Company’s stock options and warrants as of April 30, 2023, and changes during the two years then ended is as follows:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2020	1,700	570	1.75	$ 882,300
Granted	66,667	4.20	2.50	--
Exercised	--	--	--	--
Forfeited or expired	--	--	--	--
Outstanding and exercisable at April 30, 2021	38,367	14.30	2.48	$ 239,861
Granted by adjustment	133,213	1.40	2.31	--

Forfeited or expired	1,508	--	--	--
Exchanged for preferred shares	(200,000)	--	--	--
Outstanding and excisable as April 30, 2022	--	--	--	--

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2023, the Company had no revenue, has an accumulated deficit of $16,527,130 and a working capital deficit of $1,919,651 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2023 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have a limited source of operating revenues. Accordingly, zero revenue was recorded in the year ended April 30, 2023 and in the same period in 2022.

Our total operating expenses increased to $1,734,114 in the year ended April 30, 2023 from $867,597 in the year ended April 30, 2022.  The increases are due primarily to a higher development expenses and consulting fees.

Our interest expense decreased to $163,643 in the year ended April 30, 2023 from $203,388 in the year ended April 30, 2022.  In addition, our loss on extinguishment of debt was $849,329, in the year ended April 30, 2023 compared to $$36,682 in the same time in 2022.

We recognized a decrease on derivative liability to $65,826 compared to $305,232 in the years ended April 30, 2023 and 2022, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

We recognized a loss on extinguishment of debt of $849,329 in the year ended April 30, 2023 compared to $36,682 in the year ended April 30, 2022.  The change on extinguishment of debt resulted primarily from the elimination of derivative liabilities upon debt extinguishment. This  will fluctuate from period to period depending on the number of debt conversions and the associated balance of derivative liabilities, and the fluctuation may be material.

As a result, we recognized a net loss of $2,627,563 and net loss of $718,325 on the years ended April 30, 2023 and 2022, respectively.

Because we own 76.28% of PSSI as of April 30, 2023 we include 76.28% of the net loss of PSSI for the year ended April 30, 2023 in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $51,923, for the year ended April 30, 2023 and $42,701 for the same period in 2022.

Liquidity and Capital Resources

At April 30, 2023, we had total current assets of $35,316, consisting of cash of $804 and  inventory of $34,512. Current liabilities at April 30, 2023 were $1,954,967 resulting in a working capital deficit of $1,919,651.  Included in our current liabilities and working capital deficit are payables to related parties of $910,534, notes payable of $179,692, accounts payable of $260,766 and derivative liabilities totaling $65,826 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

A significant portion of our current liabilities as of April 30, 2023 is comprised of amounts due to related parties of $910,524 compared to $1,554,639 for the same period in 2022.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

At April 30, 2023, we had total convertible notes payable of $319,767, net of discount.  Several of the note agreements require repayment through conversion of principal and interest into shares of the Company's common stock.  We anticipate, therefore, converting these notes payable into shares of our common stock without the need for replacement financing; however, there can be no assurance that we will be successful in accomplishing this.

Pursuant to notes payable and convertible notes payable, we received total cash proceeds of $115,600 in notes payable and repaid $ 10,950 for net cash of $104,650 for the year ended April 30, 2023. We received $75,000, less payment of notes payable of $5,733 and  the sale of preferred shares of $177,500 or a net cash received from financing activities of $246,767 during the year ended April 30, 2022.  These convertible short-term notes, which have a total principal balance of $305,127, net of discount at April 30, 2022, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

During the year ended April 30, 2022 we extinguished $132,728 in principal and accrued interest through conversion of convertible notes payable to common stock.

During the year ended April 30, 2023, net cash used in operating activities was $109,607 as a result of our net loss of $2,545,332 offset an increase in payables to related parties of $430,135, a change in accounts payable of  $956,351, stocks for service of $294,998 and loss on stock issuance of $849,329

During the year ended April 30, 2022, net cash used in operating activities was $285,215 as a result of our net loss of $718,325 offset by amortization of debt discount and financing costs of $96,610, change in fair value of $492,187, increase in related party payables to $304,821, and accounts payable and accrued expense of $700,921.

During the year ended April 30, 2023, net cash provided by financing activities was $104,950 comprised of net proceeds from notes payable of $115,600 offset by repayment of notes payable of $10,950.

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

As of April 30, 2023, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $7,554,918 as of April 30, 2023.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2023 and 2022 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2023. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2023 and 2022, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2023 and 2022:

	Total	Level 1	Level 2	Level 3
2022
Derivative liabilities	$ 305,232	$ --	$ --	$ 305,232

Total liability measured at fair value	$ 305,232	$ --	$ --	$ 305,232

2023
Derivate liabilities	$ 65,826	$ --	$ --	$ 65,826

Total liability measured at fair value	$ 65,826	$ --	$ --	$ 65,826

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting was not effective as of April 30, 2023, and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	70	President, CEO, Secretary, Interim CFO and Director

Charles C. Hooper	76	Director

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2022, 2021 and 2020.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)(1	2023 2022 2021	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 150,000 $ 150,000 $ 150,000	$ 150,000 $ 150,000 $ 150,000
Charles Cortland Hooper, Director (2)	2023 2022 2021	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 60,000 $ 60,000 $ 60,000	$ 60,000 $ 60,000 $ 60,000

(1)Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016. As of April 30, 2023, $67,500 was payable to Mr. Moses by the Company. In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $45,000 was accrued for the year with a payable as of April 30, 2022 of $195,000 payable to Mr. Moses.

(2)Mr. Hooper’s compensation for the fiscal year ended April 30, 2023 was $60,000 with $45,000 accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During the fiscal year ended April 30, 2022, we accrued expenses and services rendered by EMAC in the amount of $290,556 pursuant to Administration Agreements with DTII and $462,470 with PSSI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

 Stockholder Matters.

The following table sets forth certain information as of April 30, 2023 with respect to the beneficial ownership of our common stock and based on 1,803,042 shares outstanding:

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

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership(1)	of Class

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	2,001	0.1%
Charles C. Hooper, Director 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	1	0.00%
All directors and executive officers as a group (2 person)	2,002	0.1%

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

			Percent Of Voting Power(3)
5% Beneficial Owners:
AMC Services GmbH, Daniel Lacher, Control Person,	preferred	390,234 (39,032,400 votes)	95.6%
Alte Greifenseestrasse 16, Volketswil/Switzerland

Emac Handels AG, Reinhard Hiestand, Control Person,	preferred	2,283,135 (228,313,500 votes)
Churerstr. 106, Pfaeffikon/Switz	common	2,750	99.2%

Velania Treuhand AG, Reinhard Hiestand, Control Person,	preferred	252,000 (25,200,000 votes)	93.3%
Churerstr. 106, Pfaeffikon/Switz

(1)Unless otherwise indicted, the named person will be the record and beneficial owner of the shares indicated.

(2)Percentage ownership is based on 1,803,042 shares of common stock and 2,952,369 Preferred Series A Stock (Equal to 295,236,900 votes) outstanding as of April 30, 2023.

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

During the years ended April 30, 2023 and 2022, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2023, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2023, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$753,024
Merrill Moses, President, CEO, Secretary, acting CFO & director	112,500
Charles Hooper, director	45,000
$910,524

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2023	2022
Audit fees	$--	$ 50.132
Audit related fees	$--	$ --
Tax fees	$-	$ -
All other fees	$--	$ --

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
Dated: August 15 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MERRILL W. MOSES	Director	August 15, 2023
Merrill W. Moses

/S/ CHARLES C. HOOPER	Director	August 15, 2023
Charles C. Hooper

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. (“the Company”) as of April 30, 2023, and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and 2022 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenue, an accumulated deficit, and working capital deficiency. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
August 15, 2023

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets
	April 30,

	2023	2022

ASSETS

Current assets:
Cash	$ 804	$ 5,761
Inventory	34,512	69,649
Total current assets	35,316	75,407

Fixed assets , net of depreciation of $34,911 and $26,235	--	8,676
Total assets	$ 35,316	$ 84,083

Current liabilities:
Accounts payable and accrued expenses	$ 260,766	$ 700,921
Accrued license agreement payment	37,500	171,300
Accrued interest and fees payable	150,517	147,877
Customer deposits	30,375	30,375
Derivative liabilities	65,826	305,232
Convertible notes payable, net of discount	319,767	305,127
Payables – related parties	910,524	1,554,639
Notes payable	64,092	375,042
Notes payable- related party	115,600	--
Total current liabilities	1, 954,967	3,590.513

Total liabilities	1,954,967	3,590,513

Commitments and contingencies		--

Mezzanine equity:
Redeemable series C and D preferred shares, par value $0.0001.1,500,000 shares authorized 600 series D and 244,700 series C issued and outstanding respectively plus accrued interest	--	600,000

Stockholders’ deficit
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized: Series A – 2,952,369 and 3,583,264 shares issued and outstanding, respectively	292	299
Series B – 1,913,655 and 520,000 shares issued and outstanding, respectively	191	52
Common stock, $0.0001 par value; 600,000,000 shares authorized,1,803,042 and 487,408 shares issued and outstanding, respectively, post reverse split	181	49
Additional paid-in capital	14,905,851	10,057,126
Accumulated deficit	(16,527,130)	(13,916,844)
Total	(1620,6161)	(3,859,318)
Non-controlling interest	(299,035)	(247,112)
Total stockholders’ deficit	(1,919,651)	(4,106,430)
Total liabilities and stockholders’ deficit	$ 35,316	$ 84,083

`

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2023	2022

Revenue	$ --	$ --
Cost of goods	--	--

Operating expenses:
Consulting fees	1,180,900	495,000
Depreciation	8,675	11,660
Development	259,243
General and administrative	285,296	360,937

Total operating expenses	1,734,114	867,597

Loss from operations	(1,734,114)	(743,128)

Other income (expense):
Loss on stock issuance	--	(65,007
Gain (loss) on notes payable	--	(21,610)
Finance and interest cost on notes	--	(7,500)
Impairment of asset	(40,586)	--
Inventory adjustment	(5,397)	(8,728)
Interest expense including penalty and debt discount	(163,643)	(203,388)
Gain (loss) on derivative liabilities	165,506	492,187
Gain (loss) on extinguishment of debt	(849,329)	(36,682)

Total other income (expense)	(893,449)	149,272

Gain(loss) before income taxes	(2,627,563)	(718,325)

Provision for income taxes	--	--

Net gain (loss)	(2,627,563)	(718,325)

Non-controlling interest in net loss of consolidated subsidiary	51,923	42,701

Net gain (loss) attributed to the Company	$ (2,575,640)	$ (675,624)

Net loss per common share – basic and diluted	$ (384.74)	$ (2.25)

Weighted average shares outstanding – basic and diluted	670,681	299,712

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2023 and 2022

					Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at April 30, 2021	3,690,069	344	180,485	18	9,218,754	(13,229,003)	(204,411)	$(4,214,298)
Common stock issued for preferred shares	(450,700)	--	265,241	27	469,552	--	--	469,579
Common stock issued for convertible debt	--	--	41,551	4	132,724	--	--	132,728
Temporary equity- Preferred shares issued for cash	206,000	-	--	--	--	--	--	--
Temporary equity- preferred shares issued for debt	600	--	--	--	--	--	--	--
Deemed dividend on preferred shares	--	--	--	--	--	(12,217)	--	(12,217)
Preferred shares issued for convertible debt	657,895	7	--	--	24,993			25,000
Retirement of derivative at conversion	--	--	-	--	211,103	--	--	211,103
Rounding shares due to reverse of shares	--	--	131	--	--	--	--	--
Net loss	--	--	--	--	--	(675,624)	(42,701)	(718,325)
Balance at April 30, 2022 (reclassified)	4,103,864	351	487,408	49	$10,057,126	(13,916,844)	(247,112)	(3,506,430)
Common stock issued for convertible debt		--	1,023,626	102	76,609	--	--	76,711
Common stock issued for preferred shares conversion	(21,235)	--	292,119	29	(29)	--	--	--
Preferred shares issued to related parties	279,026	28	--	--	1,074,222	--	--	1,047,250
Preferred shares issued for accrued expense	399,219	39	--	--	1,505,118	--	--	1,505,157
Preferred shares issued for service	25,000	2	--	--	294,995	--	--	294,998
Preferred shares reclassified to equity		--	--	1	17,499	--	--	17,500
Preferred shares for notes payable	53,750	4	--	--	322,496	--	--	322,499
Common stock issued for conversion of D shares	(8)	-	79,766	--	--	--	--	--
Retirement of derivative at conversion		--	--	--	73,900	--	--	73,900
Loss on debt settlement		--	--	--	849,329	--	--	849,329
Deemed dividend on preferred shares		--	--	--	34,645	(34,645)	--	--
Common shares returned		--	(2,646)	--	--	--	--	--
Net loss		--	--	--	--	(2,575,641)	(51,923)	(2,627,564)
Balance at April 30, 2023	4,839,616	$ 483	1,803,042	$ 181	$14,905,851	$(16,527,130)	$ (299,035)	$(1,919,650)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

	2023	2022
Cash flows from operating activities:
Net gain (loss)	$ (2,627,565)	$ (718,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,676	11,660
Shares issued for service	294,998	--
Amortization of debt discount and financing fees	91,350	96,160
(Gain) loss on derivative liabilities	(165,506)	(492,187)
(Gain) loss on extinguishment of debt	--	36,682
Gain (loss) on issuance of convertible notes	--	(21,610)
Loss on stock issuance	849,329	65,007
Change in operating assets and liabilities:
(Increase) decrease in inventory	35,134	(265)
Increase in accounts payable and accrued expense	973,842	412,842
Prepaid	--	20,000
Increase in payables – related parties	430,135	304,821
Net cash used in operating activities	(109,607)	(285,215)

Cash flows from financing activities:
Temporary equity from preferred shares for cash	--	177,500
Proceeds from notes payable- related party	115,600	--
Proceeds from convertible notes payable, net		75,000
Proceeds (repayment) from notes payable	(10,950)	(5,733)
Net cash provided by financing activities	104,650	246,767

Net increase (decrease) in cash	(4,957)	(38,448))
Cash at beginning of the year	5,761	44,209
Cash at end of the year	$ 804	$ 5,761

Supplement Disclosures
Interest paid	$ --	$ --
Income tax paid	$ --	$ --

Non-Monetary Transactions
Interest accrued on preferred shares	$ 34,645	$ 12,217
Common stock issued for convertible debt	$ 76,711	$ 132,728
Common stock issued for conversion of preferred shares	$ --	$ 470,982
Retirement of derivative liability on debt conversion	$ 73,900	$ 211,103
Derivative liabilities for day 1 on tainted convertible notes	$ --	$ 90,656
Preferred shares issued for convertible debt	$ 322,499	$ 563,318
Preferred shares issued for payment of debt	$1,505,157	$ 25,000
Preferred shares issued for accrued liabilities – related party	$1,074,250	$ --

Consolidated statement of Cash Flows for Years Ended April 30,

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended April 30, 2023 and 2022

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

On June 28, 2022, the Company received approval for a reverse split of its common shares of 1:500. As a result of the reverse split all common shares in the 10-K are restated  with the number of shares effected by the reverse.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2023, the Company had no revenue, has accumulated deficit of $16,527,130 and a working capital deficit of $1,919,652 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2023 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

Impairment of Inventory

The Company reviews the carrying value of its assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the asset. The Company determined although their inventory is salable, none has been sold for over 2 years, but there is a potential of obsolescence to the asset. This could occur due to refinement of the finished product or enhancement of the parts used in the product.  The Company has determined that some impairment has occurred and is reserving an impairment. As of April 30, 2023, the Company reserved $40,586  as an impairment of the value of the inventory.

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

As of April 30, 2023, convertible debt and related accrued interest payable plus conversion of A, B and D preferred shares  are convertible into 49,194,638 shares of the Company’s common stock.

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

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2023 and 2022:

	Total	Level 1	Level 2	Level 3
2022
Derivative liabilities	$ 305,232	$ --	$ --	$ 305,232

Total liability measured at fair value	$ 305,232	$ --	$ --	$ 305,232

2023
Derivate liabilities	$ 65,826	$ --	$ --	$ 65,826

Total liability measured at fair value	$ 65,826	$ --	$ --	$ 65,826

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

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make products, work in progress of zero and finished goods for sale with a total value of inventory after impairment of $34,512.

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

NOTE 4: RELATED PARTY TRANSACTIONS

Payables – Related Parties

During the years ended April 30, 2023 and 2022, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum. As of April 30, 2023, the outstanding balance on the loan agreement was $115,600 plus accrued interest.

During the year ended April 30, 2023, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

As of April 30, 2023 and 2022, the Company had payable balances due to related parties totaling $910,524 and $1,554,639, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

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

On July 6, 2018, the Company signed an investment agreement with a third party. Under the terms of the agreement the Company receive $250,000 through the Company  attorney’s trust account. On July 12, 2018, the Company received the $250,000 less wire and legal payment of $10,045. In addition, the note holder will receive a royalty of 5% up to $250,000 and then a royalty of 3.5% for two years thereafter. The noteholder will receive 300 shares of the Company’s common stock plus 200 warrants to purchase common shares within three years at $1,250 per share. As of April 30, 2023, the warrants had expired. On July 29, 2022, the Company issued 53,750 shares of series B preferred for the outstanding principal of $300,000 and interest of $22,500 leaving the balance due at zero.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. As of April 30, 2023 the Company owed the note holder $20,042 plus interest. As of April 30, 2023 the note is in default.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum.  As of January 31, 2023, the outstanding balance on the loan agreement was $115,600 plus accrued interest.

As of April 30, 2023 and 2022, the outstanding balances of notes payable  was $175,692 and $375,042, respectively.

NOTE 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $25 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of April 30, 2023 the balance of the notes was $7,000 plus interest.

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

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. The Company issued shares of series A preferred with a value of $ 25,000 for payment against the convertible note.  On April 28, 2023 the Company issued 145,000 shares of common stock with a value of $7,250 for payment against the note. As of April 30, 2023, the outstanding balance of the notes were $278,376 plus interest.

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

During the year ended April 30, 2023 the Company issued 1,023,626 shares of common stock in the conversion of $77,711 convertible notes and accrued interest.

During the year ended April 30, 2023 the Company issued 53,750  shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

As of April 30, 2023, and April 30, 2022, the convertible debt outstanding, net of discount, was $319,767 and $305,127, respectively.

During the years ended April 30, 2022 and 2021, we had the following activity in our derivative liabilities:

Balance at April 30, 2021	910,511

Issuance and conversion of convertible debt, net	(113,092)

Gain on derivative liability	(492,187)

Balance at April 30, 2022	305,232

Issuance and conversion of convertible debt, net	(73,900)

Gain on derivative liability	(165,506)

Balance at April 30, 2023	65,826

The estimated fair value of the derivative liabilities at April 30, 2023 was calculated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	4.74%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	318.00%

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

On March 10, 2022 the Company issued 657,895 shares of series A preferred for the payment of $25,000 of convertible debt. .On April 9, 2023 the Company cancelled the 657,895 shares of series A preferred and issued 657,895 of series B preferred to replace the cancelled A shares.

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

During the year ended April 30, 2023, the Company issued 697,662 shares of series B preferred  for the reduction of $2,901,905 of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 364,886 shares for the payment of $1,505,155 of accounts payable and accrued expenses,

The Company realized a loss on settlement of debt and accruals of $835,829 from the issuance of the series B preferred. The fair value of the shares issued were determined by the closing price of the number of common shares to be issued at the conversion of 10 common shares for each series B preferred share.

During the year ended April 30, 2023 the Company issued 25,000 shares of series B preferred for $294,998 for service.

As of April 30, 2022 the Company had 2,925,369 shares of Series A, 1,913,655 Series B shares and 592 shares of series D preferred shares issued and outstanding.

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

During the year ended April 30, 2023, the Company issued 1,023,626 shares of common stock for the conversion of 76,711 of convertible debt.

During the year ended April 30, 2023, the Company issued 292,119 shares of common stock for the conversion of 21,235 Series B preferred shares.

During the year ended April 30, 2023, the Company issued 79,766 shares of common stock for the conversion of 8 Series D preferred shares with a value of $8,288.

NOTE 8 –WARRANTS AND OPTIONS

During the year ended April 30, 2019, the Company issued 1,200 warrants with a conversion price of $350 to $1,250 to four individuals and 500 options with a conversion price of $500 to one individual. The warrants have a three year term and are convertible into the common shares of the Company.

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

During the year ended April 30, 2022, the issuance of shares at a strike price lower than the previous period triggered a recalculation of the number of warrants to be issued. The issuance of warrants increased by 133,213. The down round calculation on the warrants did not trigger an amount greater than the down round calculated in earlier quarters. As part of the changes,  the warrants expiration dates were extended  to October 30, 2023 and February 27, 2024.

On April 29, 2022, the Company issued 600 series D preferred shares with a value of $600,000 to Ionic Ventures in exchange for the convertible debt interest and the cancellation of all warrants outstanding. As of April 30, 2022 there were zero warrants outstanding.

A summary of the Company’s stock options and warrants as of April 30, 2023, and changes during the two years then ended is as follows:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2021	38,367	14.30	2.48	$ 239,861
Granted by adjustment	133,213	1.40	2.31	--
Exercised	--	--	--	--
Forfeited, expired or cancelled	(1,580)	--	--	--
Exchanged for preferred shares	(200,000)	--	--	--
Outstanding and excisable at April 30, 2022	--	--	--	--
Exercised	--	--	--	--
Forfeited, expired or cancelled	--	--	--	--
Outstanding and exercisable at April 30, 2023	--	--	--	--

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2023 and 2022:

	2023	2022

Income/(Loss) Before Income Taxes	$(2,627,563)	$(718,325)
Taxable income(loss)	(2,462,057)	(242,327)
Valuation Allowance		1,069,501
Net Operating Losses	(7,554,918)	(5,092,861)
Tax Rate	21%	21%

Deferred Tax Assets	(1,586,533)	(1,069,501)
Valuation Allowance	1,586,533	1,069,501
Net Deferred Tax Assets	$--	$--

The Company had a net loss of for the years ended April 30, 2023 and 2022, respectively. As of April 30, 2023, the Company had a net operating loss carry forward of $7,554,918 which can be used to offset future taxable income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2023 and 2022 as follows:

	2022	2021
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	--%	--%

The Company’s tax years within the United States remain open for review back to 2016.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2023:

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

NOTE 11– SUBSEQUENT EVENTS

During the period from May 1 to the date of filing the Company issued 569,681 shares of common stock with a value of  $14,686 for the conversion of convertible debt.

During the period from May 1 to the date of filing the Company issued 115,955 shares of common stock with a value of  $3,188 for the conversion of three series D convertible preferred shares.

The Company has evaluated subsequent events to determine events occurring after April 30, 2022 through the date of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.