Form 10-K/A
period 2023-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2023-08-25
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment-1

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

Yes ☐   No [ X ]

The number of shares outstanding of the Company’s $0.0001 Par Value Common Stock as of August 25, 2023 was 2,488,678.  The number of preferred shares outstanding was 4,839,616.  The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2022 was 588,086 with a market value of $194,068. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

Amendment -1

A draft of the Company 10-K was incorrectly filed on August 15, 2023 without approval. It should not be relied on as the audited financials of the Company. The amended copy being filed herein accurately reflects the Company’s financial conditions as of April 30, 2023.

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

In addition, we have all parts for an additional twenty-five Passive Portals at our plant in Dallas, TX.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2023.

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

As of April 30, 2023, there were approximately 144 stockholders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

During the year ended April 30, 2023, the Company issued 731,995 shares of series B preferred for the reduction of $2,901,836 of notes payable and accrued expenses.  The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 399,219 shares for the payment of $1,505,118 of accounts payable and accrued expenses,

During the year ended April 30, 2023 the Company issued 25,000 shares of series B preferred for $294,998 for service.

During the year ended April 30, 2023, the Company issued 1,023,626 shares of common stock for the conversion of $76,711 of convertible debt.

During the year ended April 30, 2023, the Company issued 292,119 shares of common stock for the conversion of 21,235 Series B preferred shares.

During the year ended April 30, 2023, the Company issued 79,766 shares of common stock for the conversion of 8 Series D preferred shares.

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

On April 29, 2022 the Company issued 600 series D preferred shares with a value of $600,000 to Ionic Ventures in exchange for the convertible debt interest and the cancellation of all warrants outstanding. As of April 30, 2022 and 2023 there were zero warrants outstanding.

A summary of the Company’s stock options and warrants as of April 30, 2023, and changes during the two years then ended is as follows:

	Options and Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value

Outstanding and exercisable at April 30, 2021	38,367	14.30	2.48	$ 239,861
Granted by adjustment	133,213	1.40	2.31	--
Forfeited or expired	1,508	--	--	--
Exchanged for preferred shares	(200,000)	--	--	--
Outstanding and exercisable as April 30, 2022	--	--	--	--
Granted	--	---	---	--
Forfeited or expired	--	--	--	--
Exchanged for shares	--	--	--	--
Outstanding and exercisable as of April 30, 2023	--	--	--	--

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2023, the Company had no revenue, has an accumulated deficit of $16,527,130 and a working capital deficit of $1,919,650 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2023 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

Our interest expense decreased to $163,643 in the year ended April 30, 2023 from $203,388 in the year ended April 30, 2022. In addition, our loss on extinguishment of debt was $849,329, in the year ended April 30, 2023 compared to $36,682 in the same time in 2022. We expensed an impairment of the inventory of $40,586 during the year ended April 30, 2023 compared to zero in 2022.

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

Liquidity and Capital Resources

At April 30, 2023, we had total current assets of $35,316, consisting of cash of $804 and inventory of $34,512. Current liabilities at April 30, 2023 were $1,954,967 resulting in a working capital deficit of $1,919,651.  Included in our current liabilities and working capital deficit are payables to related parties of $910,524, notes payable of $179,692, accounts payable of $260,766 and derivative liabilities totaling $65,826 related to the conversion features of certain of our convertible notes payable.  We do not believe the derivative liabilities will require settlement in cash.

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

During  the year ended April 30, 2023, we received cash proceeds of $134,650 in notes payable and repaid $30,000 in notes payable. We received $75,000, less payment of notes payable of $5,733 and the sale of preferred shares of $177,500 or a net cash received from financing activities of $246,767 during the year ended April 30, 2022.  These convertible short-term notes, which have a total principal balance of $319,767 net of discount at April 30, 2023 compared to $305,127 in 2022, bear interest at annual rates ranging from 6% to 15% per annum and are convertible into common shares of the Company upon the terms and subject to the limitations and conditions set forth in the note agreements.  The notes generally contain early repayment penalties if repaid before defined payment dates in the note agreements.

During the year ended April 30, 2022 we extinguished $132,728 in principal and accrued interest through conversion of convertible notes payable to common stock.

During the year ended April 30, 2023, net cash used in operating activities was $109,607 as a result of our net loss of $2,627,564 offset an increase in payables to related parties of $430,135, a change in accounts payable of $943,842, stocks for service of $294,998 and loss on stock issuance of $849,329.

During the year ended April 30, 2022, net cash used in operating activities was $285,215 as a result of our net loss of $718,325 offset by amortization of debt discount and financing costs of $96,610, change in fair value of $492,187, increase in related party payables to $304,821, and accounts payable and accrued expense of $412,842.

During the year ended April 30, 2023, net cash provided by financing activities was $104,650 comprised of net proceeds from notes payable of $134,650 less repayment of $30,000.

During the year ended April 30, 2022, net cash provided by financing activities was $246,767 comprised of net proceeds from convertible notes payable of 75,000, repayment of notes payable of $5,733 and the sale of preferred shares of $177,500.

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

On June 30, 2023, Charles Hooper resigned from the Board of Directors.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2023, 2022 and 2021.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)(1)	2023 2022 2021	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 150,000 $ 150,000 $ 150,000	$ 150,000 $ 150,000 $ 150,000
Charles Cortland Hooper, Director (2)	2023 2022 2021	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 60,000 $ 60,000 $ 60,000	$ 60,000 $ 60,000 $ 60,000

(1)Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016.  As of April 30, 2023, $67,500 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $45,000 was accrued for the year with the total payable from both Companies of $112,500 as of April 30, 2023.

(2)Mr. Hooper’s compensation for the fiscal year ended April 30, 2023 was $60,000 with $45,000 accrued as a payable to Mr. Hooper.  The compensation for services as Director was accrued pursuant to a Service Agreement dated May 20, 2016.

During the fiscal year ended April 30, 2023, we accrued expenses and services rendered by EMAC in the amount of $290,556 pursuant to Administration Agreements with DTII and $462,470 with PSSI.

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

(2)Percentage ownership is based on 1,803,042 shares of common stock and 2,925,369 Preferred Series A Stock (Equal to 295,236,900 votes) outstanding as of April 30, 2023.

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC :

	2023	2022
Audit fees	$67,000	$ 50,132
Audit related fees	$--	$ --
Tax fees	$--	$ --
All other fees	$--	$ --

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
Dated: August 18, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MERRILL W. MOSES	Director	August 25, 2023
Merrill W. Moses

/S/ CHARLES C. HOOPER	Director	August 25, 2023
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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2017. Spokane, Washington
August 25, 2023

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets
	April 30,
	2023	2022

ASSETS

Current assets:
Cash	$ 804	$ 5,761
Inventory	34,512	69,649
Total current assets	35,316	75,407

Fixed assets , net of depreciation of $34,911 and $26,235	--	8,676
Total assets	$ 35,316	$ 84,083

Current liabilities:
Accounts payable and accrued expenses	$ 260,765	$ 700,921
Accrued license agreement payment	37,500	171,300
Accrued interest and fees payable	150,517	147,877
Customer deposits	30,375	30,375
Derivative liabilities	65,826	305,232
Convertible notes payable, net of discount	319,767	305,127
Payables – related parties	910,524	1,554,639
Notes payable	64,092	375,042
Notes payable- related party	115,600	--
Total current liabilities	1,954,966	3,590,513

Total liabilities	1,954,966	3,590,513

Commitments and contingencies	--	--

Stockholders’ deficit

Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized: Series A – 2,925,369 and 3,583,264 shares issued and outstanding, respectively	292	358
Series B – 1,913,655 and 520,000 shares issued and outstanding, respectively	191	52
Common stock, $0.0001 par value; 600,000,000 shares authorized,1,803,042 and 487,408 shares issued and outstanding, respectively, post reverse split	181	49
Additional paid-in capital	14,905,851	10,657,067
Accumulated deficit	(16,527,130)	(13,916,844)
Total	(1,620,615)	(3,259,318)
Non-controlling interest	(299,035)	(247,112)
Total stockholders’ deficit	(1,919,650)	(3,506,430)
Total liabilities and stockholders’ deficit	$ 35,316	$ 84,083

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2023	2022

Revenue	$ --	$ --
Cost of goods	--	--

Operating expenses:
Consulting fees	1,180,900	495,000
Depreciation	8,675	11,660
Development	259,243	--
General and administrative	285,297	360,937

Total operating expenses	1,734,115	867,597

Loss from operations	(1,734,115)	(743,128)

Other income (expense):
Loss on stock issuance	--	(65,007)
Gain (loss) on notes payable	--	(21,610)
Finance and interest cost on notes	--	(7,500)
Impairment of asset	(40,586)	--
Inventory adjustment	(5,397)	(8,728)
Interest expense including penalty and debt discount	(163,643)	(203,388)
Gain (loss) on derivative liabilities	165,506	492,187
Gain (loss) on extinguishment of debt	(849,329)	(36,682)

Total other income (expense)	(893,449)	149,272

Gain(loss) before income taxes	(2,627,564)	(718,325)

Provision for income taxes	--	--

Net gain (loss)	(2,627,564)	(718,325)

Non-controlling interest in net loss of consolidated subsidiary	51,923	42,701

Net gain (loss) attributed to the Company	$ (2,575,641)	$ (675,624)

Net loss per common share – basic and diluted	$ (384.74)	$ (2.25)

Weighted average shares outstanding – basic and diluted	670,681	299,712

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2023 and 2022

					Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Deficit
	Preferred stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at April 30, 2021	3,690,069	344	180,485	18	9,218,754	(13,229,003)	(204,411)	$(4,214,298)
Common stock issued for preferred shares	(450,700)	--	265,241	27	469,552	--	--	469,579
Common stock issued for convertible debt	--	--	41,551	4	132,724	--	--	132,728
Temporary equity- Preferred shares issued for cash	206,000	-	--	--	--	--	--	--
Temporary equity- preferred shares issued for debt	600	--	--	--	--	--	--	--
Deemed dividend on preferred shares	--	--	--	--	--	(12,217)	--	(12,217)
Preferred shares issued for convertible debt	657,895	7	--	--	24,993			25,000
Retirement of derivative at conversion	--	--	-	--	211,103	--	--	211,103
Rounding shares due to reverse of shares	--	--	131	--	--	--	--	--
Net loss	--	--	--	--	--	(675,624)	(42,701)	(718,325)
Balance at April 30, 2022 (reclassified)	4,103,864	410	487,408	49	$10,657,067	(13,916,844)	(247,112)	(3,506,430)
Common stock issued for convertible debt		--	1,023,626	102	76,609	--	--	76,711
Common stock issued for preferred shares conversion	(21,235)	--	212,353	29	(29)	--	--	--
Preferred shares issued to related parties	279,026	28	--	--	1,074,222	--	--	1,074,250
Preferred shares issued for accrued expense	399,219	39	--	--	1,505,118	--	--	1,505,157
Preferred shares issued for service	25,000	2	--	--	294,995	--	--	294,997
Preferred shares reclassified to equity	--	--	--	1	17,499	--	--	17,500
Preferred shares for notes payable	53,750	4	--	--	322,496	--	--	322,500
Common stock issued for conversion of D shares	(8)	-	79,766	-	--	--	--	--
Retirement of derivative at conversion		--	--	--	73,900	--	--	73,900
Loss on debt settlement		--	--	--	849,329	--	--	849,329
Deemed dividend on preferred shares		--	--	--	34,645	(34,645)	--	--
Common shares returned		--	(111)	--		--	--	--
Net loss		--	--	--	--	(2,575,641)	(51,923)	(2,627,564)
Balance at April 30, 2023	4,839,616	$ 483	1,803,042	$ 181	$14,905,851	$(16,527,130)	$ (299,035)	$(1,919,650)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated statement of Cash Flows for Years Ended April 30,

	2023	2022
Cash flows from operating activities:
Net gain (loss)	$ (2,627,564)	$ (718,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,676	11,660
Shares issued for service	294,998	--
Amortization of debt discount and financing fees	91,350	96,160
(Gain) loss on derivative liabilities	(165,506)	(492,187)
(Gain) loss on extinguishment of debt	--	36,682
Gain (loss) on issuance of convertible notes	--	(21,610)
Loss on stock issuance	849,329	65,007
Change in operating assets and liabilities:
(Increase) decrease in inventory	35,134	(265)
Increase in accounts payable and accrued expense	973,841	412,842
Prepaid	--	20,000
Increase in payables – related parties	430,135	304,821
Net cash used in operating activities	(109,607)	(285,215)

Cash flows from financing activities:
Temporary equity from preferred shares for cash	--	177,500
Proceeds from notes payable- related party	134,650	--
Proceeds from convertible notes payable, net	--	75,000
Proceeds (repayment) from notes payable	(30,000)	(5,733)
Net cash provided by financing activities	104,650	246,767

Net increase (decrease) in cash	(4,957)	(38,448)
Cash at beginning of the year	5,761	44,209
Cash at end of the year	$ 804	$ 5,761

Supplement Disclosures
Interest paid	$ --	$ --
Income tax paid	$ --	$ --

Non-Monetary Transactions
Interest accrued on preferred shares	$ 34,645	$ 12,217
Common stock issued for convertible debt	$ 76,711	$ 132,728
Common stock issued for conversion of preferred shares	$ --	$ 470,982
Retirement of derivative liability on debt conversion	$ 73,900	$ 211,103
Derivative liabilities for day 1 on tainted convertible notes	$ --	$ 90,656
Preferred shares issued for convertible debt	$ 322,499	$ 563,318
Preferred shares issued for payment of debt	$1,505,157	$ 25,000
Preferred shares issued for accrued liabilities – related party	$1,074,250	$ --

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended April 30, 2023 and 2022

NOTE 1 - NATURE OF BUSINESS AND CONTINUED OPERATIONS

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2023, the Company had no revenue, has accumulated deficit of $16,527,130 and a working capital deficit of $1,919,650 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2023 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas.  The ASU is effective for annual and interim periods beginning after December 31, 2021 and early adoption is permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company has evaluated the impact that this new guidance will have on its financial statements and concluded there will be no change.

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

The non-controlling interest in PSSI, representing 10,883 common shares, or 23.72%, was acquired by several individuals and entities, including related parties, in exchange for services valued at $6,100 and the extinguishment of Company accounts payable – related parties with a book value of $9,835.

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

As of April 30, 2023, convertible debt and related accrued interest payable plus conversion of A, B and D preferred shares are convertible into 48,924,638 shares of the Company’s common stock.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $37,500 in its consolidated balance sheet as of April 30, 2023 and $171,300 as of April 30, 2022. The decrease in amount owed from year 2023 to 2022 is due to the conversion of debt to preferred shares during the fiscal year ended April 30, 2023. Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the year ended April 30, 2023, the Company entered into a loan agreement with Star Anchor, a related party, for short term loans. The loans bear interest at 6% per annum. As of April 30, 2023, the outstanding balance on the loan agreement was $19,050 plus accrued interest.

During the year ended April 30, 2023, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

As of April 30, 2023 and 2022, the Company had payable balances due to related parties totaling $910,524 and $1,554,639, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

NOTE 5 - NOTES PAYABLE

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

During the year ended April 30, 2023, the Company entered into a loan agreement with Star Anchor for short term loans. The loans bear interest at 6% per annum. As of April 30, 2023, the outstanding balance on the loan agreement was $19,050 plus accrued interest.

As of April 30, 2023 and 2022, the outstanding balances of notes payable was $175,692 and $375,042, respectively.

NOTE 6 - CONVERTIBLE DEBT

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

During the year ended April 30, 2022, the Company issued 41,551 shares of common stock in the conversion of $132,728 convertible notes and accrued interest.

During the year ended April 30, 2023, the Company issued 1,023,626 shares of common stock in the conversion of $76,711 convertible notes and accrued interest.

During the year ended April 30, 2023, the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

As of April 30, 2023, and April 30, 2022, the convertible debt outstanding, net of discount, was $319,767 and $305,127, respectively.

During the years ended April 30, 2023 and 2022, we had the following activity in our derivative liabilities:

Balance at April 30, 2021	910,511

Issuance and conversion of convertible debt, net	(113,092)

Gain on derivative liability	(492,187)

Balance at April 30, 2022	305,232

Issuance and conversion of convertible debt, net	(73,900)

Gain on derivative liability	(165,506)

Balance at April 30, 2023	65,826

The estimated fair value of the derivative liabilities at April 30, 2023 and 2022 were calculated using the American Binomial pricing model with the following assumptions:

	2023	2022
Risk-free interest rate	4.74%	.25%
Expected life in years	0.10	0.25-0.96
Dividend yield	0%	0%
Expected volatility	318.00%	222.00%

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

During the year ended April 30, 2019, the Company converted 200,000 shares of Series A preferred into 4,000 shares of common stock.

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

On May 20, 2019, the Company approved the issuance of 5,663 shares of its common stock for the conversion of 283,135 for Series A preferred with a value of $28. As of April 30, 2022, the Common shares had not been issued and the conversion was not completed.

During the year ended April 30, 2022, the Company converted 456,605 shares of series C preferred into 265,241 shares of common stock with a value of $470,981.

On March 10, 2022 the Company issued 657,895 shares of series A preferred for the payment of $25,000 of convertible debt.  On April 9, 2023, the Company cancelled the 657,895 shares of series A preferred and issued 657,895 of series B preferred to replace the cancelled A shares.

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

During the year ended April 30, 2023, the Company issued 731,995 shares of series B preferred for the reduction of $2,901,836 of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 399,219 shares for the payment of $1,505,118 of accounts payable and accrued expenses.

The Company realized a loss on settlement of debt and accruals of $849,329 from the issuance of the series B preferred during the year ended April 30, 2023. The fair value of the shares issued were determined by the closing price of the number of common shares to be issued at the conversion of 10 common shares for each series B preferred share.

During the year ended April 30, 2023 the Company issued 25,000 shares of series B preferred for $294,998 for service.

As of April 30, 2023 the Company had 2,925,369 shares of Series A, 1,913,655 Series B shares and 592 shares of series D preferred shares issued and outstanding.

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

During the year ended April 30, 2023, the Company issued 1,023,626 shares of common stock for the conversion of $76,711 of convertible debt.

During the year ended April 30, 2023, the Company issued 292,119 shares of common stock for the conversion of 21,235 Series B preferred shares.

During the year ended April 30, 2023, the Company issued 79,766 shares of common stock for the conversion of 8 Series D preferred shares.

NOTE 8 – WARRANTS AND OPTIONS

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

On April 29, 2022 the Company issued 600 series D preferred shares with a value of $600,000 to Ionic Ventures in exchange for the convertible debt interest and the cancellation of all warrants outstanding. As of April 30, 2022 and 2023 there were zero warrants outstanding.

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

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2023 and 2022 as follows:

	2023	2022
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	--%	--%

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

NOTE 11 – SUBSEQUENT EVENTS

During the period from May 1 to the date of filing the Company issued 569,681 shares of common stock with a value of $14,686 for the conversion of convertible debt.

During the period from May 1 to the date of filing the Company issued 115,955 shares of common stock with a value of $3,188 for the conversion of three series D convertible preferred shares.

During the period from May 1 to the date of filing the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

The Company has evaluated subsequent events to determine events occurring after April 30, 2023 through the date of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist.