Form 10-Q
period 2023-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2023-09-25
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2023

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

Yes ☐  No  [X]

As of September 25, 2023, there were 3,303,259 shares of the registrant’s common stock,  2,925,369 Series A preferred and 1,965,197 Series B preferred and 589 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE MONTH PERIODS ENDED JULY 31, 2023 AND 2022

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	July 31, 2023	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$1,101	$804
Inventory	34,512	34,512
Total current assets	35,613	35,316

Fixed assets, net of depreciation of $34,911 and $34,911	--	--
Total assets	$35,613	$35,316

Current liabilities:
Accounts payable and accrued expense	$284,516	$260,765
Accrued licenses agreement payable	50,000	37,500
Accrued interest and fees payable	157,886	150,517
Convertible notes payable, net of discount	320,577	319,767
Derivative liabilities	34,248	65,826
Payables – related parties	994,074	910,524
Customer deposits	30,375	30,375
Notes payable	45,042	64,092
Note payable- related party	131,030	115,600
Total current liabilities	$2,047,748	$1,954,966

Total liabilities	$2,047,748	$1,954,966

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A –2,925,369 shares issued and outstanding, respectively	292	292
Series B 1,906,447 and 1,913,655 shares issued and outstanding, respectively	191	191
Series D – 589 and 600 shares issued and outstanding, respectively	--	--

Common stock, $0.0001 par value; 600,000,000 shares authorized, 2,760,759 and 1,803,042 shares issued and outstanding, respectively	277	181
Additional paid-in capital	14,957,155	14,905,851
Shares not issued		--
Accumulated deficit	(16,661,960)	(16,527,130)
Total	(1,704,045)	(1,620,615)
Non-controlling interest	(308,090)	(299,035)
Total stockholders’ deficit	(2,012,135)	(1,919,650)

Total liabilities and stockholders’ deficit	$35,613	$35,316

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of July 31,
(Unaudited)

	Three Months
	2023	2022
Expenses:
Depreciation	$--	$2,915
Consulting	120,000	617,900
Development	322	259,243
General and administrative	21,061	60,151

Total expenses	(141,383)	(940,209)

Loss from operations

Other income (expense):
Interest and other income (expense)	(7,370)	(43,101)
Gain (loss) on debt settlement	--	(835,829)
Gain (loss) on derivative liability	12,224	(339,169)
Interest- note discount	--	(22,838)

Total other income (expense)	4,854	(1,240,937)

Income (loss) before income taxes	(136,529)	(2,181,146)

Provision for income taxes	--	--

Net income (loss) before non-controlling interest	(136,529)	(2,181,146)

Non- controlling interest in net loss of the consolidated subsidiary	9,055	11,526

Net income (loss) attributed to the Company	$(127,474)	$(2,169,620)

Net income (loss) per common share: Basic and dilutive	$(0.10)	$(4.43)
Weighted average common shares outstanding:
Basic and dilutive	679,476	489,943

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended July 31, 2023 and 2022

(Unaudited)

	Preferred		Common		Additional		Non-	Total
	Stock		Stock		Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2022 (Reclassified)	4,103,864	$ 410	487,408	$ 49	$ 10,657,126	$ (13,916,844)	$ (247,112)	$ (3,506,430)
Preferred B shares issued for accrued expense – related parities	279,026	28	--	--	1,074,222	--	--	1,074,250
Preferred B shares issued for notes payable	53,750	4	--	--	322,496	--	--	322,500
Preferred B shares issued for accounts payable and accrued expenses	364,886	37	--	--	1,505,118	--	--	1,505,155
Preferred shares issued for service	25,000	2	--	--	162,498	--	--	162,500
Loss on debt settlement, accruals and/accounts payable	--	--	--	--	835,829	--	--	835,829
Rounding of common stock on reverse split	--	--	2,535	--	--	--	--	--
Dividends on Series D preferred	--	--	--	--	7,644	(7,644)	--	--
Net loss	--	--	--	--	--	(2,169,620)	(11,526)	(2,181,146)
Balance at July 31, 2022	4,826,526	$ 481	489,943	$ 49	$ 14,564,874	$ (16,094,108)	$ (258,638)	$ (1,787,342)

Balance at April 30, 2023	4,839,616	$ 483	1,803,042	$ 181	$ 14,905,851	$ (16,527,130)	$ (299,035)	$ (1,919,650)
Common stock issued for debt conversion	--	--	569,681	57	14,629	--	--	14,686
Common stock issued for cash	--	--	200,000	20	9,980	--	--	10,000
Common stock issued for preferred B share conversion	(7,208)	--	72,081	7	(15)	--	--	(8)
Common stock issued for D preferred shares conversion	(3)		115,955	12	--	--	--	12
Derivative at conversion					19,354	--	--	19,354
Dividends on Series D preferred	--	--	--	--	7,356	(7,356)	--	--
Net loss	--	--	--	--	--	(127,474)	(9,055)	(136,529)
Balance at July 31, 2023	4,832,405	$ 483	2,760,759	$ 277	$ 14,957,155	$ (16,661,960)	$ (308,090)	$ (2,012,135)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(136,529)	$(2,181,146)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred shares issued for service	--	162,500
Amortization of debt discount to interest expense	--	22,838
(Gain) loss on settlement of accrued payments	--	835,829
(Gain) loss on derivative liability	(12,224)	339,169
Depreciation	--	2,915
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	43,620	673,411
Increase in payables – related parties	79,930	113,611
Net cash provided by (used in) operating activities	(25,203)	(30,873)

Cash flows from financing activities
Proceeds from notes payable- related party	1,000	60,000
Repayment of notes payable	(5,500)	(30,000)
Proceeds from convertible notes	20,000	--
Proceeds from common stock for cash	10,000	--
Net cash provided by financing activities	25,500	30,000

Net increase (decrease) in cash	297	(873)
Cash at beginning of period	804	5,761
Cash at end of period	$1,101	$4,888

Supplement Disclosures
Interest Paid
Income tax Paid

Noncash financing and investing activities
Retirement of derivative at debt conversion	$19,354	$--
Interest accrued on preferred shares	$7,356	$7,644
Common stock issued for convertible debt	$14,686	$--
Common stock issued for conversion of preferred shares	$(8)	$--
Series B preferred issued for notes payable and accrued interest	$--	$322,500
Series B preferred issued for accrued expense	$--	$1,505,155
Series B preferred issued for accrued expense – relate parties	$--	$1,074,250

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of July 31, 2023

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2023 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2023, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2023 and 2022.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date. All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2023 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of July 31, 2023, the value of the inventory was $34,512, compared to an inventory value of $34,512 as of April 30, 2023.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of July 31, 2023, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 25,141,298.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through July 31, 2023, the Company had no revenues, has accumulated deficit of $16,661,960 and a working capital deficit of $2,012,135 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of July 31, 2023, the outstanding balance on the loan agreement was $131,030 plus accrued interest.

During the three months period ending July 31, 2022, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

As of July 31, 2023 and April 30, 2022, the Company had payable balances due to related parties totaling $994,074 and $910,524, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of $7,500 thirty days after the initial payment. As of July 31, 2023, the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of July 31, 2023, the outstanding balance on the loan agreement was $131,030 plus accrued interest.

As of July 31, 2023 and April 30, 2023, the outstanding balances of notes payable was $176,072 and $179,692, respectively.

NOTE – 6:  CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of July 31, 2023, the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of July 31, 2023, the note has a balance of $12,500 plus interest and is currently in default.

On February 16, 2018, Passive Security Scan Inc, a subsidiary of the Company, issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $ 25,000 for payment against the convertible note.  As of July 31, 2023 and April 30, 2023, the outstanding balance of the note were $285,627 plus interest.

On March 22, 2022, the Company entered into a one year convertible promissory note for $91,350 with Red Road Holdings, LLC. The note has an OID discount of $12,600, bears interest at an annual rate of 9% and is convertible into shares of the Company’s common stock at 80% of the lowest trading price 15 days prior to conversion. The note at initial issuance using the Black Scholes model with computed volatility of 338% Discount rate of 0.25%, The Company recorded a debt discount of $91,350 at the inception of the note. As of July 31, 2023, the balance of the notes was $7,200, net of discount plus interest.

During the three months period ended July 31, 2022, the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

During the three months ended July 31, 2023, the Company issued 569,681 shares of common stock with a value of $14,686 for the conversion of debt.

As of July 31, 2023, and April 30, 2023, the convertible debt outstanding, net of discount, was $320,577 and $319,767, respectively.

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

As of July 31, 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2023:

	Level 1	Level 2	Level 3
Balance at April 30, 2023	$ --	$ --	$ 65,826
Retirement of debt at conversion			(19,354)
Change in fair value of derivative liability	--	--	(12,224)

Balance at July 31, 2023	$ --	$ --	$ 34,248

The estimated fair value of the derivative liabilities at July 31, 2023 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.10%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	333.00%

NOTE – 8: EQUITY

Common Stock

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001.

On June 28, 2022, the Company’s common shares were reversed with each shareholder receiving one share of common stock for each 500 shares held before the reverse split. The number of shares for the three months ended January 31, 2022 and year ended April 30, 2022 have been calculated to represent the number of shares after the reverse split.

During the three months ended July 31, 2023, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the three months ended July 31, 2023, the Company issued 188,036 shares of common stock for the conversion of 7,219 shares of preferred stock.

During the three months ended July 31, 2023, the Company issued 569,681 shares of common stock with a value of $14,686 for the conversion of debt.

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

During the three months period ended July 31, 2022, the Company issued 25,000 shares of series B preferred for $162,500 for service.

During the three months ended July 31, 2023, the Company issued 188,036 shares of common stock for the conversion of 7,219 shares of preferred stock.

As of July 31, 2023, the Company had 4,832,405 shares of preferred stock consisting of; 2,925,369 Series A shares, 1,906,447 Series B shares and 589 Series D preferred share issued and outstanding. The conversion price for the 589 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2023:

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

c)

Service Agreement signed May 20, 2016 with Charles C. Hooper, Director, for services of $5,000 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company. The fees may be paid in cash and or with common stock. As of July 31, 2023, Mr. Hooper was terminated from the board of directors.

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

NOTE 10:  SUBSEQUENT EVENTS

Subsequent to the three months period ending July 31, 2023, the Company issued 262,500  shares of common stock for the conversion of  26,250 shares of series B preferred shares.

Subsequent to the three months period ended July 31, 2023, the Company issued 125,000 shares of common stock for the conversion of convertible debt with a value of $1,780.

Subsequent to the three months period ended July 31, 2023, the Company issued 58,750 shares of series B preferred stock to two related parties.

Subsequent to the three months period ended July 31, 2023, the Company issued 155,000 shares of common stock for the conversion of debt with a value of $7,750.

The Company has evaluated subsequent events to determine events occurring after July 31, 2023 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended July 31, 2023.

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

As of May 19, 2020, the Company added an IR Camera for detection of elevated body temperatures and is presently offering these products:

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

Results of Operations

During the three months ended July 31, 2023, the Company did not receive any revenue.

Our operating expenses for the three months ended July 31, 2023 was $141,383 compared to $940,209 for the same period in 2022. The decrease was due primarily to lower consulting costs, which were $120,000 and lower development costs of $322 for the three months periods ending July 31, 2023. The Company recorded zero depreciation and general and administrative costs of $21,061 for the three month periods ended July 31, 2023 compared to depreciation of $2,915 and general and administrative expense of $60,151 for the same periods in 2022.

Interest expenses incurred in the three months periods ended July 31, 2023 was $7,370 compared to interest expense of $43,101 for the three month periods in 2022.

Change in derivative liability resulted in a gain of $12,224 for the three months period ended July 31, 2023, compared to a loss on derivative liability of $339,169 for the same period in 2022.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Other expenses for the three month periods ending July 31, 2023 includes no debt settlement compared to a loss on debt settlement of $835,829 for the same periods in 2022. A loss on note discount of $22,838 was recorded for the three month period ended July 31, 2022 compared to zero in the same period in 2023.

Total other income and expense for the three month periods ended July 31, 2023 was other income of $4,854 compared to other loss of $1,240,937 for the same periods in 2022. The gain in the three months periods ending July 31, 2023 are primarily due to gain on change in derivative liability of $12,224.

Net loss before non-controlling interest for the three month periods ended July 31, 2023, were a net loss of $136,529 compared net loss of $2,181,146 for the same periods in 2022. After adjusting for our consolidated subsidiary, net loss and net income for the three month period ended July 31, 2023, were net loss of $127,474 compared to a net loss of $2,169,620 for the same period in 2022.

Liquidity and Capital Resources

At July 31, 2023, the Company had total current assets of $35,613 and total current liabilities of $2,047,748 resulting in a working capital deficit of $2,012,135.  Included in our current liabilities and working capital deficit at July 31, 2023 are derivative liabilities totaling $34,248 related to the conversion features of certain of our convertible notes payable, convertible notes of $320,577, net of discount, payables due related parties of $994,074, accounts payable and accrued expense of $284,516 and notes payables of $176,072. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the three months ended July 31, 2023, net cash used in operating activities was $25,203 compared to cash used of $30,873 in the same period in 2022. Net cash used in the three month 2023 period consisted of net loss of $136,529 , change in payables to related parties of 79,930 and increase in accounts payable of $43,620.

During the three months ended July 31, 2023, net cash provided by financing activities was $25,500 consisting of a note payable of $1,000 convertible notes of $20,000, cash for common stock of $10,000 offset by repayment of a note payable of $5,500.

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

We have built 33 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin, TX and 5 were sold. The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from school districts that will generate initial revenues to the Company.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2023, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the three months ended July 31, 2023, the Company issued 188,036 shares of common stock for the conversion of 7,219 shares of preferred stock.

During the three months ended July 31, 2023, the Company issued 569,681 shares of common stock with a value of $14,686 for the conversion of debt.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: September 25, 2023	By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer