Form 10-Q
period 2023-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2023-12-20
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2023

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

Yes ☐  No  [X]

As of December 20, 2023, there were 8,748,092 shares of the registrant’s common stock, 2,535,135 Series A preferred and 1,910,643 Series B preferred and 589 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED OCTOBER 31, 2023 AND 2022

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	October 31, 2023	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 2,802	$ 804
Accounts receivable	31,224	--
Inventory	7,609	34,512
Total current assets	41,635	35,316

Total assets	$ 41,635	$ 35,316

Current liabilities:
Accounts payable and accrued expense	$ 330,278	$ 260,765
Accrued licenses agreement payable	62,500	37,500
Accrued interest and fees payable	163,946	150,517
Convertible notes payable, net of discount	313,377	319,767
Derivative liabilities	41,409	65,826
Payables – related parties	1,055,624	910,524
Customer deposits	40,375	30,375
Notes payable	45,042	64,092
Note payable- related party	135,050	115,600
Total current liabilities	2,187,601	1,954,966

Total liabilities	2,187,601	1,954,966

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A –2,925,369 shares issued and outstanding, respectively	292	292
Series B –1,949,697 and 1,913,655 shares issued and outstanding, respectively	194	191
Series D – 589 and 600 shares issued and outstanding, respectively	--	--

Common stock, $0.0001 par value; 600,000,000 shares authorized, 3,769,759 and 1,803,042 shares issued and outstanding, respectively	378	181
Additional paid-in capital	15,009,693	14,905,851
Accumulated deficit	(16,849,078)	(16,527,130)
Total	(1,838,519)	(1,620,615)
Non-controlling interest	(307,445)	(299,035)
Total stockholders’ deficit	(2,145,964)	(1,919,650)

Total liabilities and stockholders’ deficit	$ 41,635	$ 35,316

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of October 31,
(Unaudited)

	Three Months		Six Months
	2023	2022	2023	2022
Revenue	$ 49,012	$ --	$ 49,012	$ --
Cost of goods sold	(24,395)		(24,395)	--
Gross margin	24,617	--	24,617	--

Expenses:
Depreciation	--	$ 2,915	--	$ 5,830
Consulting	112,637	267,500	232,637	885,400
Development	--	--	322	259,243
General and administrative	55,573	92,179	75,989	151,930

Total expenses	168,210	362,194	308,948	1,302,403

Loss from operations	(143,593)	(362,194)	(284,331)	(1,302,403)

Other income (expense):
Interest and other income (expense)	(7,189)	(8,644)	(14,559)	(51,774)
Gain (loss) on debt settlement	--	--	--	(835,829)
Gain (loss) on derivative liability	(28,980)	487,199	(16,756)	148,030
Inventory adjustment	--	24,156	--	24,156
Interest - note discount	--	(22,838)	--	(45,676)

Total other income (expense)	(36,169)	479,873	(31,315)	(761,063)

Income (loss) before income taxes	(179,762)	117,679	(315,646)	(2,063,466)

Provision for income taxes	--	--	--	--

Net income (loss) before non-controlling interest	(179,762)	117,679	(315,646)	(2,063,466)

Non-controlling interest in net loss of the consolidated subsidiary	645	4,751	8,410	16,277

Net income (loss) attributed to the Company	$ (179,117)	$ 122,430	$ (307,236)	$ (2,045,189)

Net income (loss) per common share: Basic and dilutive	$ (0.06)	$ (0.23)	$ (0.11)	$ (3.97)
Weighted average common shares outstanding:
Basic and dilutive	3,214,074	540,554	2,709,309	515,275

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three And Six Months Ended October 31, 2023 and 2022

(Unaudited)

					Additional		Non-		Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Controlling	Shares not	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	issued	Deficit
Balance at April 30, 2022 (Reclassified)	4,103,864	410	487,408	49	10,657,126	(13,916,844)	(247,112)	----	(3,506,430)
Preferred B shares issued for accrued expense – related parities	279,026	28	--	--	1,074,222	--	--		1,074,250
Preferred B shares issued for notes payable	53,750	4	--	--	322,496	--	--	--	322,500
Preferred B shares issued for accounts payable and accrued expenses	389,886	39	--	--	1,505,118	--	--	--	1,505,155
Preferred shares issued for service not issued						--	--	162,500	162,500
Loss on debt settlement, accruals and/accounts payable	--	--	--	--	835,829	--	--	--	835,829
Rounding of common stock on reverse split	--	--	2,535	--	--	--	--	--	--
Dividends on Series D preferred	--	--	--	--	7,644	(7,644)	--	--	--
Net loss	--	--	--	--	--	(2,169,620)	(11,526)	--	(2,181,146)
Balance at July 31, 2022	4,826,526	481	489,943	49	14,564,874	(16,094,108)	(258,638)	162,500	(1,787,342)
Common stock issued for debt conversion	--	--	27,439	2	8,998	--	--	--	9,000
Preferred shares issued for service	25,000	2	--	--	132,490	--	--	--	132,492
Common stock issued for preferred share conversion	(7,335)	--	73,350	8	(8)	--	--	--	--
Dividend on Series D preferred shares	--	--	--	--	9,000	(9,000)	--	--	--
Net income (loss)	--	---	--	-	--	122,430	(4,751)	--	117,679
Balance at October 31, 2022	4,844,191	483	588,086	59	14,552,856	(15,980,678)	(263,389)	162,500	(1,528,169)

Balance at April 30, 2023	4,839,616	483	1,803,042	181	14,905,851	(16,527,130)	(299,035)	--	(1,919,650)
Common stock issued for debt conversion	--	--	569,681	57	14,629	--	--	--	14,686
Common stock issued for cash	--	--	200,000	20	9,980	--	--	--	10,000
Common stock issued for preferred B share conversion	(7,208)	--	72,081	7	(15)	--	--	--	(8)
Common stock issued for D preferred shares conversion	(3)		115,955	12	--	--	--	--	12
Derivative at conversion					19,354	--	--	--	19,354
Dividends on Series D preferred	--	--	--	--	7,356	(7,356)	--	--	--
Net loss	--	--	--	--	--	(127,474)	(9,055)	--	(136,529)
Balance at July 31, 2023	4,832,405	483	2,760,759	277	14,957,155	(16,661,960)	(308,090)	--	(2,012,135)
Common stock issued for debt conversion	--	--	543,898	54	8,275	--	--	--	8,329
Common stock issued for preferred B shares conversion	(41,750)	(4)	465,000	47	(45)			--	--
Series B preferred shares issued for service	85,000	7	--	--	15,133	--	--	--	15,140
Derivative at conversion	--	--	--	--	21,819	--	--	-	21,819
Dividend on series D preferred shares	--	--	--	--	7,356	(7,356)	--	--	--
Net loss	--	--	--	--	--	(179,762)	645	--	(179,117)
Balance at October 31, 2023	4,875,655	$ 486	3,769,657	$ 378	$ 15,009,693	$(16,849,078)	$ (307,445)	--	$ (2,145,964)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(315,646)	$(2,063,466)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred shares issued for service	15,140	295,000
Amortization of debt discount to interest expense	--	45,676
(Gain) loss on settlement of accrued payments	--	835,829
(Gain) loss on derivative liability	16,756	(148,030)
Depreciation	--	5,830
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(31,224)	--
(increase) decrease in inventory	26,903	(29,155)
Increase (decrease) in accounts payable and accrued expenses	109,070	769,089
Customer deposits	10,000	--
Increase in payables – related parties	145,099	221,024
Net cash provided by (used in) operating activities	(23,902)	(68,203)

Cash flows from financing activities
Proceeds from notes payable- related party	1,400	97,000
Repayment of notes payable	(5,500)	(30,000)
Proceeds from convertible notes	20,000	--
Proceeds from common stock for cash	10,000	--
Net cash provided by financing activities	25,900	67,000

Net increase (decrease) in cash	1,998	(1,203)
Cash at beginning of period	804	5,761
Cash at end of period	$2,802	$4,558

Supplement Disclosures
Interest Paid	$--	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Retirement of derivative at debt conversion	$41,173	$--
Interest accrued on preferred shares	$14,712	$16,644
Common stock issued for convertible debt	$21,890	$--
Common stock issued for conversion of preferred shares	$(8)	$--
Series B preferred issued for notes payable and accrued interest	$--	$22,500
Series B preferred issued for accrued expense	$--	$1,505,155
Series B preferred issued for accrued expense – relate parties	$--	$1,074,250

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of October 31, 2023

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2023, the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 2023 and 2022. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2023 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of October 31, 2023 the value of the inventory was $7,609, compared to an inventory value of $34,512 as of April 30, 2023.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of October 31, 2023, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 24,484,356.

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

Revenue Recognition

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606.

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.Identify the contract(s) with a customer.

2.Identify the performance obligations in the contract.

3.Determine the transaction price.

4.Allocate the transaction price to the performance obligations in the contract.

5.Recognize revenue when (or as) the entity satisfied the performance obligations.

Effective October 31, 2023, the Company implemented the transition using the modified retrospective method of transition. Under this method, the determination date of open contracts which could affect any adjustments was October 31, 2023. The open contracts at the time period are the unfulfilled portions of the maintenance contracts.

The Company has one revenue stream, of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue stream is the sale of finished screening units.

Revenue for the sale of the screening units is both directly to end users and through the distributor and is recognized upon the shipment of the unit from the Company to the end customer.

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through October 31, 2023, the Company had revenues of $49,012, has accumulated deficit of $16,849,078 and a working capital deficit of $2,145,966 and expects to incur further losses in the development of its business.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of October 31, 2023, the outstanding balance on the loan agreement was $135,050 plus accrued interest.

During the six months period ending October 31, 2022, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

During the six months ended October 31, 2023, the Company issued 85,000 series B preferred shares to a related party with a value of $15,140.

As of October 31, 2023 and April 30, 2022, the Company had payable balances due to related parties totaling $1,055,624 and $910,524, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of $7,500 thirty days after the initial payment. As of October 31, 2023 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of October 31, 2023, the outstanding balance on the loan agreement was $135,050 plus accrued interest.

As of October 31, 2023 and April 30, 2023, the outstanding balances of notes payable were $180,092 and $179,692, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of October 31, 2023, the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of October 31, 2023, the note has a balance of $12,500 plus interest and is currently in default.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $25,000 for payment against the convertible note.  As of October 31, 2023 and April 30, 2023, the outstanding balance of the note were $293,877 and $278,377 plus interest, respectively.

On March 22, 2022, the Company entered into a one year convertible promissory note for $91,350 with Red Road Holdings, LLC. The note has an OID discount of $12,600, bears interest at an annual rate of 9% and is convertible into shares of the Company’s common stock at 80% of the lowest trading price 15 days prior to conversion. The note at initial issuance using the Black Scholes model with computed volatility of 338% Discount rate of 0.25%, The Company recorded a debt discount of $91,350 at the inception of the note. As of October 31, 2023, the principal balance of the note was paid in full, with interest due of $2,981.

During the six months period ended October 31, 2022, the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

During the six months ended October 31, 2023, the Company issued 1,113,579 shares of common stock with a value of $23,016 for the conversion of debt.

As of October 31, 2023, and April 30, 2023, the convertible debt outstanding, net of discount, was $313,377 and $319,767, respectively.

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

As of October 31, 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended October 31, 2023:

	Level 1	Level 2	Level 3
Balance at April 30, 2023	$ --	$ --	$ 65,826
Retirement of debt at conversion			(41,173)
Change in fair value of derivative liability	--	--	16,756

Balance at October 31, 2023	$ --	$ --	$ 41,409

The estimated fair value of the derivative liabilities at October 31, 2023 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.10%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	313.00%

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

During the six months ended October 31, 2023, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the six months ended October 31, 2023, the Company issued 537,081 shares of common stock for the conversion of 53,708 shares of preferred stock.

During the six months ended October 31, 2023, the Company issued 1,113,579 shares of common stock with a value of $23,016 for the conversion of debt.

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

During the six months period ended October 31, 2022, the Company issued 50,000 shares of series B preferred for $294,992 for service.

During the six months ended October 31, 2023, the Company issued 537,081 shares of common stock for the conversion of 53,708 shares of preferred stock.

As of October 31, 2023, the Company had 4,875,655 shares of preferred stock consisting of; 2,925,369 Series A shares, 1,949,697 Series B shares and 589 Series D preferred shares issued and outstanding. The conversion price for the 589 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2023:

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

NOTE  10:  SUBSEQUENT EVENTS

On November 20, 2023, the Company converted 390,234 shares of series A preferred to 3,902,340 shares of common stock.

On November 25, 2023, the Company issued 685,825 shares of common stock with a value of $34,291 for the conversion of debt.

On November 30, 2023 the Company converted 39,027 shares of series B preferred to 390,270 shares of common stock.

The Company has evaluated subsequent events to determine events occurring after October 31, 2023 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended October 31, 2023.

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

Results of Operations

During the six months ended October 31, 2023, the Company’s revenue was $49,012 from the sale of scan machines.

Our operating expenses for the three and six months ended October 31, 2023 was $168,210 and $308,948 compared to $362,194 and $1,302,403 for the same period in 2022. The decrease was due primarily to lower consulting costs of $232,637 compared to $885,400 and lower development costs of $322 compared to $259,243 for the six months periods ending October 31, 2023. The Company recorded zero depreciation and general and administrative costs of $55,573 and $75,989 for the three and six month periods ended October 31, 2023 compared to depreciation of $2,915 and $5,830 and general and administrative expense of $92,179 and $151,930 for the same periods in 2022.

Interest expenses incurred in the three and six months periods ended October 31, 2023 was $7,189 and $14,559 compared to interest expense of $8,644 and $51,774 for the same periods in 2022.

Change in derivative liability resulted in a loss of $ 28,980 and $16,756 for the three and six months period ended October 31, 2023, compared to a gain on derivative liability of $487,199 and $148,030 for the same period in 2022.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Other income and expenses for the three and month periods ending October 31, 2023 includes no debt settlement compared to a loss on debt settlement of $835,829 for the same periods in 2022. A loss on note discount of $22,838 and $45,676 was recorded for the three and six month period ended October 31, 2022 compared to zero in the same period in 2023.

Total other income and expense for the three and six month periods ended October 31, 2023 was other expense of $36,169 and $31,315 compared to other income of $479,873 and other expense of $761,063 for the same periods in 2022. The gain in the three and six months periods ending October 31, 2023 is primarily due to gain on change in derivative liability of $487,199 and $148,030.

Net loss before non-controlling interest for the three and six month periods ended October 31, 2023 were a net loss of  $179,762 and $315,646 compared net gain of $117,679 and net loss of $2,063,466 for the same periods in 2022. After adjusting for our consolidated subsidiary, net loss for the three and six month period ended October 31, 2023 were $179,117 and $307,236 compared to a net gain of $122,430 and net loss of $2,045,189 for the same period in 2022.

Liquidity and Capital Resources

At October 31, 2023, the Company had total current assets of $41,635 and total current liabilities of $2,187,601 resulting in a working capital deficit of $2,145,966. Included in our current liabilities and working capital deficit at October 31, 2023 are derivative liabilities totaling $41,409 related to the conversion features of certain of our convertible notes payable, convertible notes of $313,377, net of discount, payables due related parties of $1,055,624, accounts payable and accrued expense of $330,278 and notes payables of $180,042. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the six months ended October 31, 2023, net cash used in operating activities was $23,902 compared to cash used of $68,203 in the same period in 2022. Net cash used in the six month 2023 period consisted of net loss of $315,646, change in payables to related parties of 145,099 and increase in accounts payable of $109,070.

During the six months ended October 31, 2023, net cash provided by financing activities was $25,900 consisting of a note payable of $1,400 convertible notes of $20,000, cash for common stock of $10,000, offset by repayment of notes payable of $5,500.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2023, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the six months ended October 31, 2023, the Company issued 537,081 shares of common stock for the conversion of 53,708 shares of preferred stock.

During the six months ended October 31, 2023, the Company issued 1,113,579 shares of common stock with a value of $23,016 for the conversion of debt.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 20, 2023	By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer