Form 10-Q
period 2024-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2024-03-25
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2024

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

Yes  ☐  No  [X]

As of March 25, 2024, there were 9,077,038 shares of the registrant’s common stock, 2,535,135 Series A preferred and 1,905,920 Series B preferred and 586 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2024 AND 2023

PART  I   —   FINANCIAL INFORMATION

Item 1.Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	January 31, 2024	April 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$304	$804
Inventory	7,599	34,512
Total current assets	7,903	35,316

Total assets	$7,903	$35,316

Current liabilities:
Accounts payable and accrued expense	$356,146	$260,765
Accrued licenses agreement payable	75,000	37,500
Accrued interest and fees payable	167,735	150,517
Convertible notes payable, net of discount	279,085	319,767
Derivative liabilities	41,181	65,826
Payables – related parties	1,120,858	910,524
Customer deposits	40,375	30,375
Notes payable	20,042	64,092
Note payable- related party	138,988	115,600
Total current liabilities	2,239,410	1,954,966

Total liabilities	2,239,410	1,954,966

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A ––2,535,135 shares issued and outstanding, respectively	253	292
Series B –1,905,920 and 1,910,670 shares issued and outstanding, respectively	190	191
Series D –586 and 600 shares issued and outstanding, respectively	--	--
Common stock, $0.0001 par value; 600,000,000 shares authorized, 9,077,038 and 1,803,042 shares issued and outstanding, respectively	909	181
Additional paid-in capital	15,053,834	14,905,851
Accumulated deficit	(16,978,037)	(16,527,130)
Total	(1,922,851)	(1,620,615)
Non-controlling interest	(308,657)	(299,035)
Total stockholders’ deficit	(2,231,508)	(1,919,650)

Total liabilities and stockholders’ deficit	$7,903	$35,316

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of January 31,
(Unaudited)

	Three Months		Nine Months
	2024	2023	2024	2023
Revenue	$--	$--	$49,012	$--
Cost of goods sold	--	--	24,405	--
Gross margin	--	--	24,607	--

Expenses:
Depreciation	--	2,846	--	8,676
Consulting	110,000	137,500	342,637	1,022,900
Development	--		322
General and administrative	31,270	42,715	107,250	194,645

Total expenses	141,270	183,061	450,209	1,485,465

Loss from operations	(141,270)	(183,061)	(425,602)	(1,485,465)

Other income (expense):
Interest and other income (expense)	(6,771)	(8,519)	(21,330)	(60,263)
Gain (loss) on debt settlement	25,000	(13,500)	25,000	(849,329)
Gain (loss) on derivative liability	226	68,890	(16,528)	216,920
Other income (expense)	--	--	--	22,626
Interest - note discount	--	(30,450)	--	(76,126)

Total other income (expense)	18,455	14,891	(12,858)	(746,172)

Income (loss) before income taxes	(122,815)	(168,170)	(438,460)	(2,231,637)

Provision for income taxes		--	--	--

Net income (loss) before non-controlling interest	(122,815)	(168,170)	(438,460)	(2,231,637)

Non-controlling interest in net loss of the consolidated subsidiary	1,212	10,316	10,071	26,594

Net income (loss) attributed to the Company	$(121,603)	$(157,854)	$(428,389)	$(2,205,043)

Net income (loss) per common share: Basic and dilutive	$(0.01)	$(0.23)	$(0.11)	$(3.89)
Weighted average common shares outstanding:
Basic and dilutive	8,942,736	679,476	3,424,670	567,088

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three And Nine Months Ended January 31, 2024 and 2023

(Unaudited)

					Additional		Non-		Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Controlling	Shares not	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	issued	Deficit
Balance at April 30, 2022 (Reclassified)	4,103,864	$ 410	487,408	$ 49	$ 10,657,126	$ (13,916,844)	$ (247,112)	--	$ (3,506,430)
Preferred B shares issued for accrued expense – related parities	279,026	28	--	--	1,074,222	--	--	--	1,074,250
Preferred B shares issued for notes payable	53,750	4	--	--	322,496	--	--	--	322,500
Preferred B shares issued for accounts payable and accrued expenses	389,886	39	--	--	1,505,118	--	--	--	1,505,155
Preferred shares issued for service not issued						--	--	162,500	162,500
Loss on debt settlement, accruals and/accounts payable	--	--	--	--	835,829	--	--	--	835,829
Rounding of common stock on reverse split	--	--	2,535	--	--	--	--	--	--
Dividends on Series D preferred	--	--	--	--	7,644	(7,644)	--	--	--
Net loss	--	--	--	--	--	(2,169,620)	(11,526)	--	(2,181,146)
Balance at July 31, 2022	4,826,526	$ 481	489,943	$ 49	$ 14,564,874	$ (16,094,108)	$ (258,638)	$ 162,500	$ (1,787,342)
Common stock issued for debt conversion	--	--	27,439	2	8,998	--	--	--	9,000
Preferred shares issued for service	25,000	2	--	--	132,490	--	--	--	132,492
Common stock issued for preferred share conversion	(7,335)	--	73,350	8	(8)	--	--	--	--
Dividend on Series D preferred shares	--	--	--	--	9,000	(9,000)	--	--	--
Net income (loss)	--	---	--	-	--	122,430	(4,751)	--	117,679
Balance at October 31, 2022	4,844,191	$ 483	588,086	$ 59	$ 14,552,856	$ (15,980,678)	$ (263,389)	$ 162,500	$ (1,528,169)
Common stock issued for debt conversion	--	--	250,139	--	20,975	--	--	--	21,000
Common stock issued for Series B preferred share conversion	(9,690)	(1)	96,899	10	(9)	--	--	--	--
Preferred B issued for accrued expenses	9,333	1	--	--	17,499	--	--	--	17,500
Common stock issued for Series D preferred shares	(4)	--	27,356	3	(3)	--	--	--	--
Dividend on Series D preferred	--	--	--	--	9,000	(9,000)	--	--	--
Retirement of debt at conversion	--	--	--	--	30,274	--	--	--	30,274
Net income (loss)	--	--	--	--	13,500	(157,854)	(10,316)	--	(168,170)
Balance at January 31, 2023	4,843,230	$ 483	962,480	$ 97	$ 14,644,092	$ (16,147,532)	(273,705)	$ 162,500	$ (1,614,065)

Balance at April 30, 2023	4,839,616	$ 483	1,803,042	$ 181	$ 14,905,851	$ (16,527,130)	$ (299,035)	--	$ (1,919,650)
Common stock issued for debt conversion	--	--	569,681	57	14,629	--	--	--	14,686
Common stock issued for cash	--	--	200,000	20	9,980	--	--	--	10,000
Common stock issued for preferred B share conversion	(7,208)	--	72,081	7	(15)	--	--	--	(8)
Common stock issued for D preferred shares conversion	(3)		115,955	12	--	--	--	--	12
Derivative at conversion	--	--	--	--	19,354	--	--	--	19,354
Dividends on Series D preferred	--	--	--	--	7,356	(7,356)	--	--	--
Net loss	--	--	--	--	--	(127,474)	(9,055)	--	(136,529)
Balance at July 31, 2023	4,832,405	$ 483	2,760,759	$ 277	$ 14,957,155	$ (16,661,960)	$ (308,090)	--	$ (2,012,135)
Common stock issued for debt conversion	--	--	543,898	54	8,275	--	--	--	8,329
Common stock issued for preferred B shares conversion	(46,500)	(4)	465,000	47	(45)	--	--	--	--
Series B preferred shares issued for service	85,000	7	--	--	15,133	--	--	--	15,140
Derivative at conversion	--	--	--	--	21,819	--	--	-	21,819
Dividend on series D preferred shares	--	--	--	--	7,356	(7,356)	--	--	--
Net loss	--	--	--	--	--	(179,762)	645	--	(179,117)
Balance at October 31, 2023	4,870,905	$ 486	3,769,657	$ 378	$ 15,009,693	$ (16,849,078)	$ (307,445)	--	$ (2,145,964)
Common stock issued for debt conversion			149,038	15	2,965	--	--	--	2,960
Common stock issued for Series B conversion	(39,027)	(4)	390,270	39	6	--	--	--	39
Common stock issued for Serries A conversion	(390,234)	(39)	3,902,340	390	(390)	--	--	--	(39)
Common stock issued for debt payment	--	--	685,825	69	34,222	--	--	--	34,291
Common stock issued for Series D conversion	--	--	179,908	18	(18)	--	--	--	--
Dividend issued on series D preferred shares	(3)	--	--	--	7,356	(7,356)	--	--	--
Net income (loss)	--	--	--	--	--	(121,603))	(1,212)	--	(122,815)
Balance at January 31, 2024	4,441,641	$ 443	9,077,038	$ 909	$ 15,053,834	$ (16,978,037)	$ (308,657)	$ --	$ (2,231,508)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(438,460)	$(2,231,637)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred shares issued for service	15,138	294,997
Amortization of debt discount to interest expense	--	76,126
(Gain) loss on settlement of accrued payments	--	849,329
(Gain) loss on derivative liability	16,528	(216,920)
Depreciation		8,676
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	--	--
(increase) decrease in inventory	26,913	(33,476)
Increase (decrease) in accounts payable and accrued expenses	154,209	841,564
Customer deposits	10,000	--
Increase in payables – related parties	210,334	327,739
Net cash provided by (used in) operating activities	(5,338)	(83,602)

Cash flows from financing activities
Proceeds from notes payable- related party	5,338	115,600
Repayment of notes payable	(30,500)	(30,000)
Proceeds from convertible notes	20,000	--
Proceeds from common stock for cash	10,000	--
Net cash provided by financing activities	4,838	85,600

Net increase (decrease) in cash	(500)	1,998
Cash at beginning of period	804	5,761
Cash at end of period	$304	$7,759

Supplement Disclosures
Interest Paid	$--	$--
Income tax Paid	$--	$--

Noncash financing and investing activities
Retirement of derivative at debt conversion	$41,173	$30,274
Interest accrued on preferred shares	$14,712	$25,645
Common stock issued for convertible debt	$25,996	$30,000
Common stock issued for conversion of preferred shares	$(8)	$--
Series B preferred issued for notes payable and accrued interest	$--	$322,500
Series B preferred issued for accrued expense	$34,292	$1,522,618
Series B preferred issued for accrued expense – relate parties	$--	$1,704,250
Common stock issued for conversion of A series preferred	$(39)	$--

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of January 31, 2024

(Unaudited)

NOTE – 1: BASIS OF PRESENTATION AND ORGANIZATION

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2024, the consolidated results of its operations and its consolidated cash flows for the nine months ended January 31, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2024 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of January 31, 2024, the value of the inventory was $7,599, compared to an inventory value of $34,512 as of April 30, 2023.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of January 31, 2024, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 45,208,943.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas.  The ASU is effective for annual and interim periods has been amended for small businesses to beginning after December 15, 2023 as early adoption was permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company recognizes there will be an impact on how conversion are calculated which may require recognitions of gains or losses.   However, the Company believes, through their evaluation, there is no material impact this new guidance will have on its financial statements.

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

Effective October 31, 2018, the Company implemented the transition using the modified retrospective method of transition. Under this method, the determination date of open contracts which could affect any adjustments was October 31, 2018. The open contracts at the time period are the unfulfilled portions of the maintenance contracts.

The Company has one revenue stream, of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue stream is the sale of finished screening units.

Revenue for the sale of the screening units is both directly to end users and through the distributor and is recognized upon the shipment of the unit from the Company to the end customer.

NOTE – 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through January 31, 2024, the Company had revenues of $49,012, has accumulated deficit of $16,978,037 and a working capital deficit of $2,231,508 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2024 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE – 4: RELATED PARTY TRANSACTIONS

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of January 31, 2024, the outstanding balance on the loan agreement was $138,988 plus accrued interest.

During the nine months period ended January 31, 2023, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

During the nine months period ended January 31, 2024, the Company issued 85,000 series B preferred shares to a related party with a value of $15,140.

During the nine months period ended January 31, 2024, the Company issued 3,902,340 shares of common stock for the conversion of 390,234 of series A preferred shares.to a related party.

As of January 31, 2024  and April 30, 2023, the Company had payable balances due to related parties totaling $1,120,858 and $910,524, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of $7,500 thirty days after the initial payment. As of January 31, 2024, the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of January 31, 2024, the outstanding balance on the loan agreement was $138,988 plus accrued interest.

On December 11, 2023 an affiliate of a related party issued the Company a demand note of $9,338 with an interest rate of 6 percent.

As of January 31, 2024 and April 30, 2023, the outstanding balances of notes payable were $159,030 and $179,692, respectively.

NOTE – 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of January 31, 2024, the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of January 31, 2024, the note has a balance of $12,500 plus interest and is currently in default.

On February 16, 2018, Passive Security Scan Inc, a subsidiary of the Company, issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10 day trailing trading value of the Company’s common stock.

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000. The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor. As of January 31, 2024, the note was forgiven and the Company recorded a $25,000 gain on debt for the period.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $25,000 for payment against the convertible note.  On November 25, 2023 the Company issued 685,825 shares of commons stock with a value of $34,291 as a payment against the note. As of January 31, 2024 and April 30, 2023, the outstanding balance of the note were $259,585 and $278,377 plus interest, respectively.

On March 22, 2022, the Company entered into a one year convertible promissory note for $91,350 with Red Road Holdings, LLC. The note has an OID discount of $12,600, bears interest at an annual rate of 9% and is convertible into shares of the Company’s common stock at 80% of the lowest trading price 15 days prior to conversion. The note at initial issuance using the Black Scholes model with computed volatility of 338% Discount rate of 0.25%, The Company recorded a debt discount of $91,350 at the inception of the note. As of January 31, 2024 , the principal balance of the note and the interest was paid in full.

During the nine months period ended January 31, 2023 the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

During the nine months period ended January 31, 2023, the Company issued 250,139 shares of common stock with a value of $21,000 for the conversion of debt.

During the nine months period ended January 31, 2024, the Company issued 1,262,617 shares of common stock with a value of $25,996 for the conversion of debt.

As of January 31, 2024, and April 30, 2023, the convertible debt outstanding, net of discount, was $279,085 and $319,767, respectively.

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

As of January 31, 2024, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2024:

	Level 1	Level 2	Level 3
Balance at April 30, 2023	$ --	$ --	$ 65,826
Retirement of debt at conversion			(41,173)
Change in fair value of derivative liability	--	--	16,528

Balance at January 31, 2024	$ --	$ --	$ 41,181

The estimated fair value of the derivative liabilities at January 31, 2024 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.20%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	315.00%

NOTE – 8: EQUITY

Common Stock

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001.

During the nine months period ended January 31, 2023, The Company issued 27,439 shares of common stock for the conversion of $9,000 of convertible debt.

During the nine months period ended January 31, 2023, the Company issued 250,139 shares of common stock for the conversion of $21,000 of convertible debt.

During the nine months period ended January 31, 2023, the Company issued 96,899 shares of common stock for the conversion of 9,690 series B preferred shares.

During the nine months period ended January 31, 2024, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the nine months period ended January 31, 2024, the Company issued 5,125,554 shares of common stock for the conversion of 482,972 shares of preferred stock.

During the nine months period ended January 31, 2024, the Company issued 1,262,617 shares of common stock with a value of $25,996 for the conversion of debt.

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

During the nine month period ended January 31, 2023, the Company issued 697,662 shares of series B preferred with for the reduction of $2,901,905 of notes payable and accrued expenses. The issuance consisted of 279,026 shares to related parties for accrued expense of $1,074,250, 53,750 shares for the payment of $322,500 of notes payable and interest and 364,886 shares for the payment of $1,505,155 of accounts payable and accrued expenses, The Company realized a loss on settlement of debt and accruals of $835,829 from the issuance of the series B preferred. The fair value of the shares issued were determined by the closing price of the number of common shares to be issued at the conversion of 10 common shares for each series B preferred share.

During the nine months period ended January 31, 2023, the Company issued 50,000 shares of series B preferred for $294,992 for service.

During the nine months period ended January 31, 2024, the Company issued 5,125,554 shares of common stock for the conversion of 482,972 shares of preferred stock.

As of January 31, 2024 the Company had 4,441,641 shares of preferred stock consisting of; 2,535,135 Series A shares, 1,905,920 Series B shares and 586 Series D preferred shares issued and outstanding. The conversion price for the remaining 586 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion.

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2024

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

NOTE – 10:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after January 31, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the nine months ended January 31, 2024.

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

Results of Operations

During the nine months ended January 31, 2024, the Company’s revenue was $49,012 from the sale of scan machines.

Our operating expenses for the three and nine months ended January 31, 2024 was $141,270 and $450,209 compared to $183,061 and $1,485,465 for the same period in 2023. The decrease was due primarily to lower consulting costs of $342,637 compared to $1,022,900. The Company recorded zero depreciation and general and administrative costs of $31,270 and $107,250 for the three and nine month periods ended January 31, 2024 compared to depreciation of $2,846 and $8,676 and general and administrative expense of $42,715 and $194,645 for the same periods in 2023.

Interest expenses incurred in the three and nine months periods ended January 31, 2024 was $6,771  and $21,330 compared to interest expense of $8,519 and $60,263 for the same periods in 2023.

Change in derivative liability resulted in a  gain of $226 and a loss $16,528 for the three and nine months period ended January 31, 2024, compared to a gain on derivative liability of $68,890 and $216,920 for the same period in 2023.  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Other income and expenses for the three and nine month periods ending January 31, 2024 includes a gain of $25,000 debt settlement compared to a loss on debt settlement of $849,329 for the same periods in 2023.

Total other income and expense for the three and nine month periods ended January 31, 2024 was other income of $18,455 and other expense of $12,858 compared to other income of $14,891 and other expense of $746,172 for the same periods in 2023. The change in other expense for the nine months period in 2024 over 2023 is due to the loss on debt settlement on 2023.

Net loss before non-controlling interest for the three and nine month periods ended January 31, 2024 were a net loss of  $122,815 and $438,460 compared net loss of $168,170 and $2,231,637 for the same periods in 2023. After adjusting for our consolidated subsidiary, net loss for the three and nine month period ended January 31, 2024 were $121,603 and $428,388 compared to a net loss of $157,854 and $2,205,043 for the same period in 2023.

Liquidity and Capital Resources

At January 31, 2024, the Company had total current assets of $7,903 and total current liabilities of $2,239,410 resulting in a working capital deficit of $2,231,507. Included in our current liabilities and working capital deficit at January 31, 2024 are derivative liabilities totaling $41,181 related to the conversion features of certain of our convertible notes payable, convertible notes of $279,085, net of discount, payables due related parties of $1,120,858, accounts payable and accrued expense of $356,146 and notes payables of $159,030. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the nine months ended January 31, 2024, net cash used in operating activities was $5,338 compared to cash used of $83,602 in the same period in 2023. Net cash used in the nine month 2024 period consisted of net loss of $438,460, change in payables to related parties of $117,405 and decrease in accounts payable and accrued expense of $687,355.

During the nine months ended January 31, 2024, net cash provided by financing activities was $4,838 consisting of a note payable of $5,338 convertible notes of $20,000, cash for common stock of $10,000, offset by repayment of notes payable of $30,500.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended January 31, 2024, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the nine months period ended January 31, 2024, the Company issued 5,125,554 shares of common stock for the conversion of 482,972 shares of preferred stock.

During the nine months period ended January 31, 2024, the Company issued 1,262,617 shares of common stock with a value of $25,996 for the conversion of debt.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 25, 2024	By:	/S/ MERRILL W. MOSES
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer