Form 10-K
period 2024-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2024-08-29
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2024

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

Yes ☐   No ☒

The number of shares outstanding of the Company’s $0.0001 Par Value Common Stock as of August 29, 2024 was 30,416,738 The number of preferred shares outstanding was 3,354,085. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2023 was 588,086 with a market value of $194,068. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000. The Company also agreed to compensate investors that have provided funding for the development of CCS's technology with 250,000 shares of the Company's common stock.  Additionally, CCS will be entitled to receive 1 shares of the Company's common stock upon completed sales of 1,000 passive scanner units based on the CCS technology. On December 14, 2017, the Company issued 20,000 shares of Series B preferred stock to Controlled Capture Systems, LLC to extend the exclusive rights to the Passive Security Scan to March 15, 2018.

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

3.	Invoices for parts and materials will be billed separately of the license fees noted above.

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

On May 06, 2024 Passive Security Scan, Inc. (Subsidiary of DTII) signed a Cooperative Research nd Development Agreement (CRADA) with the Department of Homeland Security’s Science and Technology Directorate (DHS S&T). Subject to the CRADA program, the Passive Portal will undergo 3 days of laboratory and field testing.

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

Through our National Marketing Director. Mr. Jonathan Silver, we have contacted schools, synagogues as well as other venue holders that have expressed interest in having the Passive Security Scan Unit presented at the school for demonstration and evaluation. Furthermore, as funding permits, we plan to install a demonstration unit in every state free of charge via the state’s Governor’s Office. We expect major exposure through this program.

Jonathan Silver arranged the installation of Demo-Units of the Passive Portal and the EBT Camera (elevated body temperature) at the Coastal Carolina University, Convey SC; Florence County Sheriff’s Detention Center, Effingham, SC; Myrtle Beach Police Department Detention Center, Myrtle Beach, SC.

We have signed three Distributorship Agreements. A distributor will get 27% discount on Gross Sales but is required to purchase a minimum of 10 units at time of signing for an exclusive distributorship. General referrals will earn a 10% discount.

With the completion of requisite funding, we expect to place the first units during the fall of 2021 and commence a major marketing campaign at the same time. We believe that we will start production and sales within the coming three to six months.

With the start of initial sales, we believe that we will be able to raise major funding through more conventional sources for our production. Saale to date include four to Macon County schools in Tuskegee AL. six to Lanett City School, Lanett AL and ten to a distributor in Texas.

Production

We acquired the necessary machinery and equipment to manufacture and assemble up to 500 Passive Portals per month at our new Dallas, Tx production facility.

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

Item 1C: Cybersecurity,

We are highly dependent on third-party provided software applications to conduct key operations. We depend on both our own systems as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Our cybersecurity evaluation identifies various risks and issues that we continue to mitigate to further improve our program. This includes:

• Establishing a cybersecurity training program.

•Setting up and implementing a third-party risk management program to support a Third-Party Risk Management Policy and process to assess the risks associated with our critical third-party vendor engagements.

• Setting up and testing a Cybersecurity Incident Response Plan.

• Establishing additional processes for identifying cybersecurity threats and vulnerabilities within the environment in which we operate.

• Enhancing our technical security safeguards and configurations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2024.

On June 28, 2022 the Company effected a reverse stock split of its issued and outstanding common stock on a one share for 500 shares basis. Prices set forth in the table below are adjusted to reflect that reverse stock split.

	High	Low

Fiscal year ended April 30, 2023
First Quarter	$1.25	$0.10
Second Quarter	$0.79	$0.13
Third Quarter	$0.76	$0.13
Fourth Quarter	$0.18	$0.06

Fiscal year ended April 30, 2024
First Quarter	$0.09	$0.02
Second Quarter	$0.08	$0.02
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.06	$0.03

As of April 30, 2024, there were approximately 155 stockholders of record of our common stock, which does not consider those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2024.

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

During the year ended April 30, 2023, the Company issued 25,000 shares of series B preferred for $294,998 for service.

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

During the year ended April 30, 2024, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the year ended April 30, 2024 the Company issued 1,262,617 shares of common stock with a value of $25,996 for the conversion of convertible debt.

During the year ended April 30, 2024 the Company issued 1,380,191 shares of common stock for the conversion of series B preferred shares.

 During the year ended April 30, 2024, the Company issued 685,825 shares of common stock with a value of $34,291 for convertible debt.

During the year ended April 30, 2024, the Company issued 200,000 shares of common stock with a value of $6,000 for service.

During the year ended April 30, 2024, the Company issued 3,902,340 shares of common stock for the conversion of series A preferred shares.

During the year ended April 30, 2024, the Company issued 295,863 shares of common stock for the conversion of series D preferred shares.

Dividends Policy

During 2022, we have declared a 7% interest in our outstanding series C convertible preferred shares with a total amount of $12,217 which was converted as of April 30, 2022.  During the year ended April 30, 2023, the Company issued a series D preferred shares with a dividend of 5% interest.  The deemed dividend was $29,424 for the year ended April 30, 2024. During the years ended April 30, 2024 and 2023 the Company has not formally declared any dividends, thus they are recognized as deemed and not as a liability.

Warrants and Options

The Company does not have any warrants or options outstanding

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2024, the Company had revenue of $49,012, an accumulated deficit of $17,116,309 and a working capital deficit of $2,362,362 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2024, by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have a limited source of operating revenues. Accordingly, $49,012 of revenue was recorded in the year ended April 30, 2024 and none in the same period in 2023.

Our total operating expenses decreased to $631,143 in the year ended April 30, 2024, from $1,734,115 in the year ended April 30, 2023. The decreases are due primarily to lower development costs and consulting fees.

Our interest expense decreased to $31,782 in the year ended April 30, 2024, from $163,643 in the year ended April 30, 2023. In addition, our loss on extinguishment of debt was $849,329, in the year ended April 30, 2023, compared to none in the same time in 2024.

We recognized a change in derivative liability to a negative $13,009 compared to a gain of $165,506 in the years ended April 30, 2024, and 2023, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes’ payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

As a result, we recognized a net loss of $575,766, and net loss of $2,627,564 on the years ended April 30, 2024, and 2023, respectively.

Because we own 76.28% of PSSI as of April 30, 2024, we include 76.28% of the net loss of PSSI for the year ended April 30, 2024, in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $16,011, for the year ended April 30, 2024 and $51,923 for the same period in 2023.

Liquidity and Capital Resources

On April 30, 2024, we had total current assets of $7,770, consisting of cash of $171 and inventory of $7,599. Current liabilities at April 30, 2024 were $2,370,132 resulting in a working capital deficit of $2,362,362.  Included in our current liabilities and working capital deficit are payables to related parties of $1,191,708, convertible notes payable of $279,085, accounts payable and accrued expenses of $386,003 and derivative liabilities totaling $37,211, notes payable of $170,062 and accrued interest and fees payable of $178,188.

A significant portion of our current liabilities as of April 30, 2024 is comprised of amounts due to related parties of $1,191,708 compared to $910,524 for the same period in 2023.  We anticipate that in the short-term, operating funds will continue to be provided by related parties and other lenders.

During the year ended April 30, 2024, we received cash proceeds of $16,370 in notes payable and repaid $30,500 in notes payable.  The Company issued $20,000 in convertible notes plus sold common stock for cash with a value $10,000.

During the year ended April 30, 2024, we extinguished $25,996 in principal and accrued interest through conversion of convertible notes payable to common stock.

During the year ended April 30, 2024, net cash used in operating activities was $16,503 because of our net loss of $575,766, change in fair value of $13,009, increase in related party payables to $281,184, and decrease in accounts payable and accrued expense to $207,019.

During the year ended April 30, 2023, net cash used in operating activities was $109,607 as a result of our net loss of $2,627,564 offset an increase in payables to related parties of $430,135, a change in accounts payable of $943,841 stocks for service of $294,998 and loss on stock issuance of $849,329.

During the year ended April 30, 2024, net cash provided by financing activities was $15,870 comprised of net proceeds from convertible notes payable of $20,000, common stock sold for cash of $10,000, notes payable related parties of $16,370, offset by repayment of notes payable of $30,500.

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

As of April 30, 2024, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations.  At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $8,127,926 as of April 30, 2024.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2024, and 2023 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2024. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2024 and 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2024 and 2023:

Balance at April 30, 2022	305,232

Issuance and conversion of convertible debt, net	(73,900)

Gain on derivative liability	(165,506)

Balance at April 30, 2023	65,826

Issuance and conversion of convertible debt, net	(41,173)

Gain on derivative liability	13,009

Balance at April 30, 2024	37,211

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting was not effective as of April 30, 2024, and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function.  Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	71	President, CEO, Secretary, Interim CFO and Director

Eric Forrest	56	President, PSSI

On April 30, 2016, the Board of Directors appointed Merrill W. Moses to replace Stephen M. Studdert as a director, President, CEO, acting CFO and Secretary of the Company.

During the year ended April 30, 2024 Eric Forrest was appointed as CEO of the subsidiary Passive Security Scans Inc.

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

Eric Forrest brings a proven track record in sales, business development, and strategic leadership and vision. As President at Triloc LLC, Eric has been instrumental in the success of this privately held Merchant Banking, Insurance, and Investment Firm since its establishment in 2012. As a Financial Professional and Educator at Wealth Wave, Eric dedicated efforts to eradicate financial illiteracy worldwide and has been a driving force behind Wealth Wave’s mission, leveraging a clear vision and extensive experience to provide effective leadership and guidance. Eric has also served as the President of Business at Ground Zero Development Company LLP, a strategic consulting firm. With prior experience as the Director of Home Inspections at The Whitmire Group, Eric has exhibited expertise in conducting comprehensive inspections and providing accurate reports on the condition of various structural components. Previously, as the CEO and Founder of The Forrest Group of Companies, Eric led a diverse team of professionals with complementary disciplines in real estate, construction, lending, law, and marketing. During Eric's tenure as a Distributor at Kirby Company, Eric achieved the prestigious title of the #1 volume area distributor worldwide. Eric contributed to the success of the company by excelling in recruiting, marketing, sales, accounting, and customer service. With Eric's vast experience, exceptional leadership skills, and diverse expertise across multiple industries and with his unique combination of strategic thinking, business acumen, and a passion for achieving results, he is a valuable asset to both Defense Technologies International Corp. as an officer and as the President of the subsidiary Passive Security Scan, Inc.

None of our officers, directors or control persons has had any of the following events occur:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•

being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking business; and

•

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Reports were filed during the fiscal year 2024.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2024 and  2023.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO, Secretary, Interim CFO and Director (1)(1)	2024	$0	$0	$150,000	$150,000
	2023	$0	$0	$150,000	$150,000

Eric Forrest CEO PSSI	2024	$0	$0	$26,000	$26,000
	2023	$0	$0	$0	$0

(1) Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016. As of April 30, 2024, $157,500 was payable to Mr. Moses by the Company. In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $67,500 was accrued for the year with the total payable from both Companies of $225,000 as of April 30, 2024.

During the fiscal year ended April 30, 2024, we accrued expenses and services rendered by EMAC in the amount of $387,738 pursuant to Administration Agreements with DTII and $507,970 with PSSI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 30, 2024 with respect to the beneficial ownership of our common stock and based on 9,729,878 shares outstanding:

•	Each stockholder believed to be the beneficial owner of more than 5% of our common stock.

•	by each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

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

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership(1)	Percent of Class

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	155,000	0.01%
Eric Forrest 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	0	0

All directors and executive officers as a group (2 person)	2,002	0.1%

(1)	Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

The following persons hold preferred shares that carry super voting power and are convertible into shares of the company’s common stock. The following table indicates the person, and the number of preferred and common shares held and the voting power representing the preferred shares.

			Percent Of Voting Power(3)
5% Beneficial Owners:

Emac Handels AG, Reinhard Hiestand, Control Person,	preferred	2,283,135 (22,831,350 votes)	73,8%
Churerstr. 106, Pfaeffikon/Switz	common	24,591,951

Velania Treuhand AG, Reinhard Hiestand, Control Person,	preferred	252,000 (2,520,000 votes)	8.1%
Churerstr. 106, Pfaeffikon/Switz

(1)	Unless otherwise indicted, the named person will be the record and beneficial owner of the shares indicated.
(2)	Percentage ownership is based on 30,947,929 shares of common stock and 2,535,135 Preferred Series A Stock (Equal to 25,351,350 votes) outstanding as of April 30, 2024.
(3)	Assumes the named shareholder, and only the name shareholder, exercises the common stock voting power of the Series A Preferred Stock equal to 10 common stock votes per each share of preferred stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate family.

During the years ended April 30, 2024 and 2023, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company and Charles Hooper, director, dated May 20, 2016; a Service Agreement between the Company; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

During the year ended April 30, 2024, management and administrative services were compensated by PSSI pursuant to a Service Agreement between PSSI and Merrill Moses, dated January 12, 2017 and effective February 1, 2017 and an Administration and Management Agreement dated January 12, 2017 between PSSI and RAB Investments AG (“RAB”), a significant lender of the Company and a shareholder of PSSI.

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

As of April 30, 2024, the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$895,708
Merrill Moses, President, CEO, Secretary, acting CFO & director	225,000
Eric Forrest	26,000
Hooper	45,000
Total	1,191,708

None of our directors are deemed to be independent directors.  We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC:

	2024	2023
Audit fees	$42,864	$67,000
Audit related fees	$--	$--
Tax fees	$--	$--
All other fees	$--	$--

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
Dated: August 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Merrill W. Moses	Director	August 29, 2024
Merrill W. Moses

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. and Subsidiary (“the Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited revenue, an accumulated deficit, and working capital deficiency. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Refer to Note 2 to the financial statements

Description of the Critical Audit Matter

The Company has material revenue with a revenue recognition policy in which determining when the performance obligation has been settled and obtaining appropriate and sufficient audit evidence took significant audit effort.

How the Critical Audit Matter was Addressed in the Audit

•	Reviewed the Company's revenue recognition policy, independently analyzing the Company's conclusion to ensure consistency with the principles of ASC 606: Revenue from Contracts with Customers.

•

Substantively tested revenue transactions, including the relevance and reliability of supporting documentation, to determine if the Company’s recognition of new revenue transactions was in accordance with generally accepted accounting principles and recorded in the correct periods.

Fruci & Associates II, PLLC – PCAOB ID #05525

We have served as the Company’s auditor since 2017.

Spokane, Washington

August 29, 2024

Defense Technologies International Corp. and Subsidiary
Consolidated Balance Sheets

	April 30,
	2024	2023
ASSETS

Current assets:
Cash	$171	$804
Inventory	7,599	34,512
Total current assets	7,770	35,316

Fixed assets, net of depreciation of $34,911 and $26,235	-	-
Total assets	$7,770	$35,316

Current liabilities:
Accounts payable and accrued expenses	$386,003	$260,765
Accrued license agreement payment	87,500	37,500
Accrued interest and fees payable	178,188	150,517
Customer deposits	40,375	30,375
Derivative liabilities	37,211	65,826
Convertible notes payable, net of discount	279,085	319,767
Payables – related parties	1,191,708	910,524
Notes payable	20,042	64,092
Notes payable- related party	150,020	115,600
Total current liabilities	2,370,132	1,954,966

Total liabilities	2,370,132	1,954,966

Commitments and contingencies		-

Stockholders’ deficit

Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized: Series A 2,535,135 and 2,925,369 shares issued and outstanding, respectively	253	292
Series B 1,860,636 and 1,913,655 shares issued and outstanding, respectively	186	191
Common stock, $0.0001 par value; 600,000,000 shares authorized, 9,729,878 and 1,803,042 shares issued and outstanding, respectively, post reverse split	974	181
Additional paid-in capital	15,067,580	14,905,851
Accumulated deficit	(17,116,309)	(16,527,130)
Total	(2,047,316)	(1,620,615)
Non-controlling interest	(315,046)	(299,035)
Total stockholders’ deficit	(2,362,362)	(1,919,650)
Total liabilities and stockholders’ deficit	$7,770	$35,316

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Consolidated Statements of Operations

	Years Ended April 30,
	2024	2023

Revenue-net	$49,012	$-
Cost of goods	24,405	-
Gross Margin	24,607	-

Operating expenses:
Consulting fees	456,137	1,180,900
Depreciation	-	8,675
Development	321	259,243
General and administrative	174,685	285,297

Total operating expenses	631,143	1,734,115

Loss from operations	(606,536)	(1,734,115)

Other income (expense):
Gain (loss) on settlement of notes payable	35,562	-
Gain (loss) on AP revaluation	40,000	-
Impairment of asset	-	(40,586)
Inventory adjustment	-	(5,397)
Interest expense including penalty and debt discount	(31,783)	(163,643)
Gain (loss) on derivative liabilities	(13,009)	165,506
Gain (loss) on extinguishment of debt	-	(849,329)

Total other income (expense)	30,770	(849,449)

Gain(loss) before income taxes	(575,766)	(2,627,564)

Provision for income taxes	-	-

Net gain (loss)	(575,766)	(2,627,564)

Non-controlling interest in net loss of consolidated subsidiary	16,011	51,923

Net gain (loss) attributed to the Company	$(559,755)	$(2,575,641)

Net loss per common share – basic and diluted	$(0.10)	$(384.74)

Weighted average shares outstanding – basic and diluted	5,641,917	670,681

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary Consolidated Statements of Stockholders’ Deficit For the Years Ended April 30, 2024 and 2023

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at April 30, 2022 (reclassified)	4,103,864	410	487,408	49	$10,657,067	(13,916,844)	(247,112)	(3,506,430)
Common stock issued for convertible debt		-	1,023,626	102	76,609	-	-	76,711
Common stock issued for preferred shares conversion	(21,235)	-	212,353	29	(29)	-	-	-
Preferred shares issued to related parties	279,026	28	-	-	1,074,222	-	-	1,074,250
Preferred shares issued for accrued expense	399,219	39	-	-	1,505,118	-	-	1,505,157
Preferred shares issued for service	25,000	2	-	-	294,995	-	-	294,997
Preferred shares reclassified to equity	-	-	-	1	17,499	-	-	17,500
Preferred shares for notes payable	53,750	4	-	-	322,496	-	-	322,500
Common stock issued for conversion of D shares	(8)	-	79,766	-	-	-	-	-
Retirement of derivative at conversion		-	-	-	73,900	-	-	73,900
Loss on debt settlement		-	-	-	849,329	-	-	849,329
Deemed dividend on preferred shares		-	-	-	34,645	(34,645)	-	-
Common shares returned		-	(111)	-		-	-	-
Net loss		-	-	-	-	(2,575,641)	(51,923)	(2,627,564)
Balance at April 30, 2023	4,839,616	483	1,803,042	181	14,905,851	(16,527,130)	(299,035)	(1,919,650)
Common stock issued for cash	-	-	200,000	20	9,980	-	-	10,000
Common stock issued for convertible debt	-	-	1,262,617	126	25,870	-	-	25,996
Common stock issued for B preferred shares conversion	(138,019)	(13)	1,380,191	138	(122)	-	-	3
Common stock issued for note payable	-	-	685,825	69	34,223	-	-	34,292
Common stock issued for service	-	-	200,000	20	5,980	-	-	6,000
Common stock issued for conversion of A shares	(390,234)	(39)	3,902,340	390	(351)	-	-	-
Preferred shares issued to related parties	85,000	8	-	-	15,131	-	-	15,139
Common stock issued for D share conversion	-	-	295,863	30	(30)	-	-	-
Deemed dividend on preferred shares	-	-	-	-	29,424	(29,424)	-	-
Retirement of derivative at conversion	-	-	-	-	41,624	-	-	41,624
Net loss	-	-	-	-	-	(559,755)	(16,011)	(575,766)
Balance at April 30, 2024	4,396,363	$439	9,729,878	$974	$15,067,580	$(17,116,309)	$(315,046)	$(2,362,362)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated statement of Cash Flows for Years Ended April 30,

	2024	2023
Cash flows from operating activities:
Net gain (loss)	$(575,766)	$(2,627,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	8,676
Shares issued for service	6,000	294,998
Amortization of debt discount and financing fees	-	91,350
(Gain) loss on derivative liabilities	13,009	(165,506)
Preferred shares issued for service – related party	15,138	-
Loss on stock issuance	-	849,329
Change in operating assets and liabilities:
(Increase) decrease in inventory	26,913	35,134
Increase in accounts payable and accrued expense	207,019	973,841
Prepaid	10,000	-
Increase in payables – related parties	281,184	430,135
Net cash used in operating activities	(16,503)	(109,607)

Cash flows from financing activities:
Common stock issued for cash	10,000	-
Proceeds from notes payable- related party	16,370	134,650
Proceeds from convertible notes payable, net	20,000	-
Proceeds (repayment) from notes payable	(30,500)	(30,000)
Net cash provided by financing activities	15,870	104,650

Net increase (decrease) in cash	(633)	(4,957)
Cash at beginning of the year	804	5,761
Cash at end of the year	$171	$804

Supplement Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

Non-Monetary Transactions
Interest accrued on preferred shares	$29,424	$34,645
Common stock issued for convertible debt	$25,996	$76,711
Common stock issued for conversion of preferred shares	$-	-
Retirement of derivative liability on debt conversion	$41,624	$73,900
Preferred shares issued for convertible debt	$-	$322,499
Preferred shares issued for payment of debt	$-	$1,505,157
Preferred shares issued for accrued liabilities – related party	$34,292	$1,074,250

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended April 30, 2024 and 2023

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2024, the Company had revenue of $49,012, has accumulated deficit of $17,116,309 and a working capital deficit of $2,362,362 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2024 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The Company’s fiscal year end is April 30.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2020-06 Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas.  The ASU is effective for annual and interim periods has been amended for small businesses to beginning after December 15, 2023 as early adoption was permitted for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company recognizes there will be an impact on how conversion is calculated which may require recognitions of gains or losses.   However, the Company believes, through their evaluation, there is no material impact this new guidance will have on its financial statements.

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

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price and payment terms which include delivery and acceptance of the unit
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

The Company has one revenue stream, of which the revenue is recognized in accordance to the five steps included in Topic 606. The revenue stream is the sale of finished screening units.

Revenue for the sale of the screening units is both directly to end users and through the distributor and is recognized upon the delivery and acceptance  of the unit from the Company to the end customer.

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

Impairment of Inventory

The Company reviews the carrying value of its assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the asset. The Company determined although their inventory is salable, none has been sold for over 2 years, but there is a potential of obsolescence to the asset. This could occur due to refinement of the finished product or enhancement of the parts used in the product.  The Company has determined that some impairment has occurred and is reserving an impairment. During the year ended April 30, 2023, the Company reserved $40,586 as an impairment of the value of the inventory.

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

As of April 30, 2024, convertible debt and related accrued interest payable plus conversion of A, B and D preferred shares are convertible into 45,219,063 shares of the Company’s common stock.

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

As of April 30, 2024 and 2023, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2024 and 2023:

	Total	Level 1	Level 2	Level 3
2023
Derivate liabilities	$65,826	$-	$-	$65,826

Total liability measured at fair value	$65,826	$-	$-	$65,826

2024
Derivative liability	$37,211	$-	$-	$37,211

Total liability measured at fair value	$37,211	$-	$-	$37,211

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

Inventory

Inventories are stated at the lower or cost of market using the first-in; first-out (FIFO) cost method of accounting. The inventory consists of raw materials used to make products, work in progress of zero and finished goods for sale with a total value of inventory after impairment of $7,599.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5 shares of the Company's common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company's common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $87,500 in its consolidated balance sheet as of April 30, 2024 and $37,500 as of April 30, 2023.  The increase in amount owed from year 2024 to 2023 is due to no payment  during the fiscal year ended April 30, 2024. Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of April 30, 2024, the outstanding balance on the loan agreement was $130,970 plus accrued interest.

During the year ended April 30, 2023, the Company entered into a loan agreement with Star Anchor, a related party, for short term loans. The loans bear interest at 6% per annum. As of April 30, 2024, the outstanding balance on the loan agreement was $19,050 plus accrued interest.

During the year ended April 30, 2023, the Company issued 279,026 series B preferred shares to three related parties for the payment of $1,074,250 of accrued expenses.

During the year ended April 30, 2024, the Company issued 85,000 series B preferred shares to a related party with a value of $15,138.

During the year ended April 30, 2024, the Company issued 3,902,340 shares of common stock for the conversion of 390,234 of series A preferred shares.to a related party.

During the year ended April 30, 2024 the Company issued 685,825 shares of common stock with a value of   $34,291 for notes payable.

As of April 30, 2024 and 2023, the Company had payable balances due to related parties totaling $1,191,708 and $910,524, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. As of April 30, 2024 the Company owed the note holder $20,042 plus interest. As of April 30, 2024 the note is in default.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum.  As April 30, 2024, the outstanding balance on the loan agreement was $130,970 plus accrued interest.

During the year ended April 30, 2023, the Company entered into a loan agreement with Star Anchor for short term loans. The loans bear interest at 6% per annum. As of April 30, 2024, the outstanding balance on the loan agreement was $19,050 plus accrued interest.

As of April 30, 2024 and 2023, the outstanding balances of notes payable was $170,062 and $179,692, respectively.

NOTE 6 - CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $25 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of April 30, 2024 the balance of the notes was $7,000 plus interest.

On February 16, 2018 Passive Security Scan Inc, a subsidiary of the Company issued a $20,000 convertible note to Stuart Young. The note bears interest at 6% and is convertible after 6 months from the date of the note into stock of either PSSI or the Company at 50% discount to the 10-day trailing trading value of the Company’s common stock.

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000. The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018.  Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception.  The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes.  The Company issued shares of series A preferred with a value of $ 25,000 for payment against the convertible note.  On April 28, 2023, the Company issued 145,000 shares of common stock with a value of $7,250 for payment against the note.  As of April 30, 2024, the outstanding balance of the notes were $279,085 plus interest.

During the year ended April 30, 2023, the Company issued 1,023,626 shares of common stock in the conversion of $76,711 convertible notes and accrued interest.

During the year ended April 30, 2023, the Company issued 53,750 shares of series B preferred with a value of $322,500 for the payment of note of $300,000 and interest of $22,500.

During the year ended April 30, 2024, the Company issued 1,262,617 shares of common stock in the conversion of $25,996 convertible notes and accrued interest.

As of April 30, 2024, and April 30, 2023, the convertible debt outstanding, net of discount, was $279,085 and $319,767, respectively.

During the years ended April 30, 2024 and 2023, we had the following activity in our derivative liabilities:

Balance at April 30, 2022	305,232

Issuance and conversion of convertible debt, net	(73,900)

Gain on derivative liability	(165,506)

Balance at April 30, 2023	65,826

Issuance and conversion of convertible debt, net	(41,624)

Gain on derivative liability	13,009

Balance at April 30, 2024	37,211

The estimated fair value of the derivative liabilities at April 30, 2024 and 2023 were calculated using the American Binomial pricing model with the following assumptions:

	2023	2024
Risk-free interest rate	4.74%	5.20%
Expected life in years	0.10	0.10
Dividend yield	0%	0%
Expected volatility	318.00%	298.00%

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

During the year ended April 30, 2024, the Company issued 85,000 series B preferred shares to a related party with a value of $15,139.

As of April 30, 2024 the Company had 2,535,135 shares of Series A, 1,860,636 Series B shares and 583 shares of series D preferred shares issued and outstanding.

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

During the year ended April 30, 2024, the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the year ended April 30, 2024 the Company issued 1,262,617 shares of common stock with a value of $25,996 for the conversion of  convertible debt.

During the year ended April 30, 2024 the Company issued 1,380,191  shares of common stock for the conversion of series B preferred shares.

 During the year ended April 30, 2024 the Company issued 685,825 shares of common stock with a value of $34,291 for convertible debt.

During the year ended April 30, 2024 the Company issued 200,000 shares of common stock with a value of $6,000 for service.

During the year ended April 30, 2024 the Company issued 3,902,340 shares of common stock for the conversion of series A preferred shares.

During the year ended April 30, 2024, the Company issued 295,863 shares of common stock for the conversion of series D preferred shares.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2024 and 2023:

	2024	2023

Income/(Loss) Before Income Taxes	$(575,766)	$(2,627,563)
Taxable income(loss)	(575,766)	(2,462,057)
Valuation Allowance
Net Operating Losses	(8,127,926)	(7,554,918)
Tax Rate	21%	21%

Deferred Tax Assets	(1,706,854)	(1,586,533)
Valuation Allowance	1,706,854	1,586,533
Net Deferred Tax Assets	$-	$-

The Company had a net loss of for the years ended April 30, 2024 and 2023, respectively. As of April 30, 2024, the Company had a net operating loss carry forward of $8,127,926 which can be used to offset future taxable income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2024 and 2023 as follows:

	2024	2023
U.S. federal statutory rate	21%	21%
Net operating loss	(21%)	(21%)
Effective tax rate	-%	-%

The Company’s tax years within the United States remain open for review back to 2016.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2024:

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

NOTE 10 – SUBSEQUENT EVENTS

On June 2, 2024 the Company issued 10,686,860 shares of common  stock for the conversion of 1,068.686 of Series B preferred shares.

On June 10, 2024 the Company issued 100,000 shares of common stock with a value of $10,000 for the payment of consulting fees.

On June 23, 2024 the Company issued 431,181 shares of common stock with a value of $7,761 for the redemption of series D preferred shares.

On July 11, 2024 the Company issued a $50,000 note to a lender. The note  includes original discounts of $10,000 which were deducted at issuance,  bears interest of 10% per annum and matures in one year from date of issuance.

On July 22, 2024 the Company issued 10,000,000 shares of common stock with a value of $400,000 for the payment of related party debt.

The Company has evaluated subsequent events to determine events occurring after April 30, 2024 through the date of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist except as noted above in this Note.

