Form 10-Q
period 2024-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2024-10-02
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended July 31, 2024

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

As of October 2, 2024, there were 30,947,919 shares of the registrant’s common stock,  2,535,135 Series A preferred and  791,950 Series B preferred and 579 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE-MONTH PERIODS ENDED JULY  31, 2024 AND 2023

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	July 31, 2024	April 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$507	$171
Inventory	7,599	7,599
Total current assets	$8,106	$7,770

Total assets	$8,106	$7,770

Current liabilities:
Accounts payable and accrued expense	$299,470	$386,003
Accrued licenses agreement payable	100,000	87,500
Accrued interest and fees payable	185,246	178,188
Convertible notes payable, net of discount	279,085	279,085
Derivative liabilities	29,045	37,211
Payables – related parties	979,867	1,191,708
Customer deposits	40,375	40,375
Notes payable	70,042	20,042
Note payable- related party	149,747	150,020
Total current liabilities	2,132,877	2,370,132

Total liabilities	2,132,877	2,370,132

Commitments and Contingencies	--	--

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – and 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B –791,950 and 1,860,636 shares issued and outstanding, respectively	79	186
Series D – 579 and 600 shares issued and outstanding, respectively	--	--

Common stock, $0.0001 par value; 600,000,000 shares authorized, 30,947,919 and 9,729,878 shares issued and outstanding, respectively	3,096	974
Additional paid-in capital	15,777,921	15,067,580
Accumulated deficit	(17,584,904)	(17,116,309)
Total	(1,803,555)	(2,047,316)
Non-controlling interest	(321,216)	(315,046)
Total stockholders’ deficit	(2,124,771)	(2,362,362)

Total liabilities and stockholders’ deficit	$8,106	$7,770

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of July 31,
(Unaudited)

	Three Months
	2024	2023
Expenses:
Consulting	117,500	120,000
Development	--	322
General and administrative	46,017	21,061

Total expenses	163,517	141,383

Loss from operations	(163,517)	(143,383)

Other income (expense):
Interest and other income (expense)	(7,058)	(7,370)
Loan origination fee	(10,000)	--
Loss on notes	(295,000)	--
Gain (loss) on derivative liability	8,166	12,224

Total other income (expense)	(303,892)	4,854

Income (loss) before income taxes	(467,409)	(136,529)

Provision for income taxes	--	--

Net income (loss) before non-controlling interest	(467,409)	(136,529)

Non- controlling interest in net loss of the consolidated subsidiary	6,170	9,055

Net income (loss) attributed to the Company	$(461,239)	$(127,474)

Net income (loss) per common share: Basic and dilutive	$(0.03)	$(0.10)
Weighted average common shares outstanding:
Basic and dilutive	17,986,515	6,794,763

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three  Months Ended July 31, 2024 and 2023

 (Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2023	4,839,616	483	1,803,042	181	14,905,851	(16,527,130)	(299,035)	(1,919,650)
Common stock issued for debt conversion	--	--	569,681	57	14,629	--	--	14,686
Common stock issued for cash	--	--	200,000	20	9,980	--	--	10,000
Common stock issued for preferred B share conversion	(7,208)	--	72,081	7	(15)	--	--	(8)
Common stock issued for D shares conversion	(3)		115,955	12	--	--	--	12
Derivative at conversion	--	--	--	--	19,354	--	--	19,354
Dividends on Series D preferred	--	--	--	--	7,356	(7,356)	--	--
Net loss	--	--	--	--	--	(127,474)	(9,055)	(136,529)
Balance at July 31, 2023	4,832,405	$483	2,760,759	$277	$14,957,155	$(16,661,960)	(308,090)	$(2,012,135)

Balance at April 30, 2024	4,396,363	439	9,729,878	974	15,067,580	(17,116,309)	(315,046)	(2,362,362)
Common stock issued for B preferred conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	--	--	---
Common stock issued for D preferred conversion	(7)	--	431,181	43	(43)		--	--
Common stock issued for accrued expense – RP	--	--	10,000,000	1,000	694,000	--	--	695,000
Common stock issued for services	--	--	100,000	10	9,990	--	--	10,000
Dividend on series D preferred	--	--	--	--	7,356	(7,356)	--	--
Net loss	--	--	--	--	--	(461,239)	(6,170)	(467,409)
Balance at July 31, 2024	3,327,664	332	30,947,919	$3,096	$15,777,921	$(17,584,904)	$(321,216)	$(2,124,771)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(467,409)	$(136,529)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service for service	10,000	--
(Gain) loss on derivative liability	(8,166)	(12,224)
Loss on notes	295,000	--
Loan origination fees	10,000	--
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(66,975)	43,620
Increase in payables – related parties	188,159	79,930
Net cash provided by (used in) operating activities	(39,391)	(25,203)

Cash flows from financing activities
Proceeds from notes payable- related party	(273)	1,000
Proceeds from notes payable	40,000	--
Repayment of notes payable	--	(5,500)
Proceeds from convertible notes	--	20,000
Proceeds from common stock for cash	--	10,000
Net cash provided by financing activities	39,727	25,500

Net increase (decrease) in cash	336	297
Cash at beginning of period	171	804
Cash at end of period	$507	$1,101

Supplement Disclosures
Interest Paid
Income tax Paid

Noncash financing and investing activities
Retirement of derivative at debt conversion	$--	$19,354
Interest accrued on preferred shares	$7,356	$7,356
Common stock issued for convertible debt	$--	$14,686
Common stock issued for conversion of preferred shares	$--	$(8)
Series B preferred issued for notes payable and accrued interest	$--	$322,500
Series B preferred issued for accrued expense	$--	$1,505,155
Series B preferred issued for accrued expense – relate parties	$--	$1,074,250

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of July 31, 2024

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2024 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2024, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2024 and 2023. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2024 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of July 31, 2024 and April 30, 2024 the value of the inventory was $7,599.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of July 31, 2024, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 34,344,987.

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

NOTE- 2:  GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through July 31, 2024, the Company had no revenues, has accumulated deficit of $17,584,904 and a working capital deficit of $2,124,771 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2025 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum. As of July 31, 2024, the outstanding balance on the loan agreement was $189,747 plus accrued interest.

During the three months ending July 31,2024 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the three months ending July 31,2024 the Company issued 10,000,000 with a value of $400,000 for the payment of related party debt.

As of July 31, 2024 and April 30, 2023, the Company had payable balances due to related parties totaling $979,867 and  $ 1,191,708, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of  $7,500 thirty days after the initial payment. As of July 31, 2024 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of July 31, 2024, the outstanding balance on the loan agreement was $189,747 plus accrued interest.

On July 11, 2024 the Company issued a promissory note for $50,000, The note matures in one year from issuance and bears interest at 10% per annum.  The note has an initial discount of $10,000 and is not convertible.

As of July 31, 2024 and April 30, 2024 the outstanding balances of notes payable  was $219,789 and $170,062, respectively.

NOTE – 6:  CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of July 31, 2024 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of July 31, 2024 the note has a balance of $12,500 plus interest and is currently in default.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $ 25,000 for payment against the convertible note. As of July 31, 2024, and April 30, 2024, the outstanding balance of the note were $259,585 plus interest.

During the three months ended July 31, 2023 the Company issued 569,681 shares of common stock with a value of $14,686 for the conversion of  debt.

As of July 31, 2024, and April 30, 2024, the convertible debt outstanding, net of discount, was $279,085.

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

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2023:

	Level 1	Level 2	Level 3
Balance at April 30, 2023	$--	$--	$65,826
Retirement of debt at conversion			(19,354)
Change in fair value of derivative liability	--	--	(12,224)

Balance at July 31, 2023	$--	$--	$34,248

As of July 31, 2024, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2024:

	Level 1	Level 2	Level 3
Balance at April 30, 2024	$--	$--	$37,211
Change in fair value of derivative liability	--	--	(8,166)

Balance at July 31, 2024	$--	$--	$29,045

The estimated fair value of the derivative liabilities at July 31, 2023 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.10%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	333.00%

The estimated fair value of the derivative liabilities at July 31, 2024 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.20%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	283.00%

NOTE – 8:  EQUITY

Common Stock

On April 26, 2022, the Company filed an amendment to the Articles of Incorporation increasing the authorized shares of common stock to 600,000,000 with a par value of $0.0001 and the total number of preferred shares at 20,000,000, par value $0.0001.

During the three months ended July 31, 2023 the Company issued 200,000 shares of common stock with a value of $10,000 for cash.

During the three months ended July 31, 2023 the Company issued 188,036 shares of common stock for the conversion of 7,219 shares of preferred stock.

During the three months ended July 31, 2023 the Company issued 569,681 shares of common stock with a value of $14,686 for the conversion of debt.

During the three months ending July 31, 2024 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the three months ending July 31, 2024 the Company issued 100,000 shares of common stock with a value of $10,000 for the payment of consulting fees.

During the three months ending July 31, 2024 the Company issued 431,181 shares of common stock for the conversion of 7 shares of series D preferred shares.

During the three months ending July 31, 2024 the Company issued 10,000,000 with a value of $400,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

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

During the three months ended July 31, 2023 the Company issued 188,036 shares of common stock for the conversion of 7,219 shares of preferred stock

During the three months ending July 31,2024 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

As of July 31, 2024 the Company has 3,327,664 shares of preferred stock consisting of; 2,535,135 Series A shares, 791,950 Series B shares and 579 Series D preferred share issued and outstanding. The conversion price for the 579 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion,

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2024:

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

NOTE  10:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after July 31, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the three months ended July 31, 2024.

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

As of May 19, 2020, the Company added an IR Camera for detection of elevated body temperatures and is presently offering these products:

•	PASSIVE PORTAL – Screens for Weapons only;
•	PASSIVE PORTAL with EBT – Screens for Weapons and elevated body temperature;
•	EBT Station – Screens for elevated body temperature only.

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

Results of Operations

During the three  months ended July 31, 2024, the Company did not receive any revenue.

Our operating  expenses for the three  months ended July 31, 2024 was $163,517 compared to $143,383 for the same period in 2023. The increase was due primarily to lower consulting costs, which were $120,000 offset by higher general and administrative costs of $22,117 for the three months periods ending July 31, 2024. The Company recorded zero depreciation  and general and administrative costs of $43,178 for the three-month periods ended July 31, 2024 compared to general and administrative expense of  $21,061 for the same periods in 2023.

Interest expenses incurred in the three months  periods ended July 31, 2024 was $7,058 compared to interest expense of $7,370 for the three-month periods in 2023.  A loan origination fee of $10,000 and loss on notes of $295,000 was incurred during the same period.

Change in derivative liability resulted in a gain of $8,166 for the three months period ended July 31, 2024, compared to a gain of $12,224 for the same period in 2023  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three-month periods ended July 31, 2024 was other expense of $303,892 compared to other income of $4,854 for the same periods in 2023.

Net loss before non-controlling interest for the three-month periods ended July 31, 2024 were a net loss of  $467,409 compared net loss of $136,529 for the same periods in 2023. After adjusting for our consolidated subsidiary, net loss and net income for the three-month period ended July 31, 2024 were net loss of $461,239 compared to a net loss of $127,474 for the same period in 2023.

Liquidity and Capital Resources

At July 31, 2024 the Company had total current assets of $8,106 and total current liabilities of $2,132,877 resulting in a working capital deficit of $2,124,771.  Included in our current liabilities and working capital deficit at July 31, 2024 are derivative liabilities totaling $29,045 related to the conversion features of certain of our convertible notes payable, convertible notes of $279,085, net of discount, payables due related parties of $979,867, accounts payable and accrued expense of $296,631 and notes payables of $219,789. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the three months ended July 31, 2024, net cash used in operating activities was $39,391 compared to cash used of $25,203 in the same period in 2023. Net cash used in the three-month 2024 period consisted of net loss of $467,409, change in payables to related parties of $108,229, decrease in accounts payable of $110,595 and loss on notes of $295,000 and loan origination fee of $10,000.

During the three months ended July 31, 2024, net cash provided by financing activities was $39,727 consisting of a note payable net of $40,000 and repayment of note to related party of $273. We have had no revenue and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

Our immediate goal is to provide funding for the completion of the  production of the Offender Alert Passive Scan licensed from CCS. The Offender Alert Passive Scan is an advanced passive scanning system for detecting and identifying concealed threats.

We have built 33 Passive Portal units, two of which were used in the previously announced BETA Test at a school near Austin Tx and 5 were sold in the previous fiscal year.  The units have been tested multiple times and performed with a 100% success every time. We are confident that upon the successful conclusion of the Beta Test, we will receive the first orders from  school districts that will generate initial revenues to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending July 31,2024 the Company issued 10,686,860 shares of common stock for the conversion of 1,068,686 of Series B preferred shares.

During the three months ending July 31,2024 the Company issued 100,000 shares of common stock with a value of $10,000 for the payment of consulting fees.

During the three months ending July 31,2024 the Company issued 431,181 shares of common stock for the conversion of 7 shares of series D preferred shares.

During the three months ending July 31,2024 the Company issued 10,000,000 with a value of $400,000 for the payment of related party debt.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosure

This item is not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101SCH*	Inline XBRL Taxonomy Extension Schema
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: October 2, 2024	By:	/s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer

