Form 10-Q
period 2024-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2024-12-23
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2024

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State of Incorporation)	(I.R.S. Employer Identification Number)

6700 N. Linder Road, Ste. 156-361, Meridian, Idaho 83646

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

As of December 23, 2024, there were 30,947,919 shares of the registrant’s common stock, 2,562,135 Series A preferred and 1,063,255 Series B preferred and 579 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER  31, 2024 AND 2023

PART  I   —   FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	October 31, 2024	April 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$228	$171
Inventory	7,599	7,599
Total current assets	7,827	7,770

Total assets	$7,827	$7,770

Current liabilities:
Accounts payable and accrued expense	$57,349	$386,003
Accrued licenses agreement payable	-	87,500
Accrued interest and fees payable	187,963	178,188
Convertible notes payable, net of discount	279,085	279,085
Derivative liabilities	29,754	37,211
Payables – related parties	526,958	1,191,708
Customer deposits	40,375	40,375
Notes payable	70,042	20,042
Note payable- related party	150,680	150,020
Total current liabilities	1,342,206	2,370,132

Total liabilities	1,342,206	2,370,132

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B –1,063,255 and 1,860,636 shares issued and outstanding, respectively	106	186
Series D – 579 and 600 shares issued and outstanding, respectively	-	-

Common stock, $0.0001 par value; 600,000,000 shares authorized, 30,947,919 and 9,729,878 shares issued and outstanding, respectively	3,096	974
Additional paid-in capital	16,181,447	15,067,580
Accumulated deficit	(17,193,733)	(17,116,309)
Total	(1,008,831)	(2,047,316)
Non-controlling interest	(325,548)	(315,046)
Total stockholders’ deficit	(1,334,379)	(2,362,362)

Total liabilities and stockholders’ deficit	$7,827	$7,770

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of October 31,
(Unaudited)

	Three Months		Six Months
	2024	2023	2024	2023
Revenue	$-	$49,012	$-	$49,012
Cost of goods sold	-	(24,395)	-	(24,395)
Gross margin	-	24,617	-	24,617

Expenses:
Consulting	219,292	112,637	336,792	232,637
Development		-	-	332
General and administrative	146,773	55,573	192,790	75,989

Total expenses	366,065	168,210	529,582	308,948

Loss from operations	(366,065)	(143,593)	(529,582)	(284,331)

Other income (expense):
Gain in debt settlement	723,065	-	723,065	-
Gain (loss )on accounts payable	45,000	-	(250,000)	-
Interest and other income (expense)	(7,096)	(7,189)	(14,154)	(14,559)
Loan origination fee	-	-	(5,000)	-
Loss on notes	-	-	(5,000)	-
Gain (loss) on derivative liability	(709)	(28,980)	7,457	(16,756)

Total other income (expense)	760,260	(36,169)	456,368	(31,315)

Income (loss) before income taxes	394,195	(179,762)	(73,214)	(315,646)

Provision for income taxes		-	-	-

Net income (loss) before non-controlling interest	394,195	(179,762)	(73,214)	(315,646)

Non- controlling interest in net loss of the consolidated subsidiary	4,332	645	10,502	8,410

Net income (loss) attributed to the Company	$398,527	$(179,117)	$(62,712)	$(307,236)

Net income (loss) per common share: Basic	$0.01	$(0.06)	$(0.00)	$(0.11)
Net income (loss) per common share; Diluted	$0.01	$(0.06)	$(0.00)	$(0.11)
Weighted average common shares outstanding:
Basic	30,947,919	3,214,074	29,243,883	2,709,309
Weighted average common shares outstanding: Diluted	66,931,819	3,214,074	29,243,883	2,709,309

See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six  Months Ended October 31, 2024 and 2023

 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2023	4,839,616	$483	1,803,042	$181	$14,905,851	$(16,527,130)	$(299,035)	$(1,919,650)
Common stock issued for debt conversion	-	-	569,681	57	14,629	-	-	14,686
Common stock issued for cash	-	-	200,000	20	9,980	-	-	10,000
Common stock issued for preferred B share conversion	(7,208)	-	72,081	7	(15)	-	-	(8)
Common stock issued for D shares conversion	(3)		115,955	12	-	-	-	12
Derivative at conversion	-	-	-	-	19,354	-	-	19,354
Dividends on Series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(127,474)	(9,055)	(136,529)
Balance at July 31, 2023	4,832,405	483	2,760,759	277	14,957,155	(16,661,960)	(308,090)	(2,012,135)
Common stock issued for debt conversion	-	-	543,898	54	8,275	-	-	8,329
Common stock issued for preferred B shares conversion	(41,750)	(4)	465,000	47	(45)	-	-	-
Series B shares issued for service	85,000	7	-	-	15,133	-	-	15,140
Derivative at conversion	-	-	-	-	21,819	-	-	21,819
Dividend on series D shares	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(179,762)	645	(179,117)
Balance at October 31, 2023	4,875,655	486	3,769,657	378	15,009,693	(16,849,078)	(307,445)	(2,145,964)

Balance at April 30, 2024	4,396,363	439	9,729,878	974	15,067,580	(17,116,309)	(315,046)	(2,362,362)
Common stock issued for B preferred conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	-	-	-
Common stock issued for D preferred conversion	(7)	-	431,181	43	(43)		-	-
Common stock issued for accrued expense – RP	-	-	10,000,000	1,000	694,000	-	-	695,000
Common stock issued for services	-	-	100,000	10	9,990	-	-	10,000
Dividends on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(461,239)	(6,170)	(467,409)
Balance at July 31, 2024	3,327,664	332	30,947,919	3,096	15,777,921	(17,584,904)	(321,216)	(2,124,771)
Series B shares issued for accrued expenses	191,314	19	-	-	789,313	-	-	789,332
Series B shares issued for accrued expenses-RP	79,991	8	-	-	329,922	-	-	329,930
Settlement on debt	-	-	-	-	(723,065)	-	-	(723,065)
Dividends on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	398,527	(4,332)	394,195
Balance at October 31, 2024	3,598,969	$359	30,947,919	$3,096	$16,181,447	$(17,193,733)	$(325,548)	$(1,334,379)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(73,214)	$(315,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued for service	10,000	-
Preferred shares issued for service	-	15,140
(Gain) loss on derivative liability	(7,457)	16,756
Loss on notes	10,000	-
Gain on debt extinguishment	(428,065)	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(31,224)
(Increase) decrease in inventory	-	26,903
Increase (decrease) in accounts payable and accrued expenses	382,953	109,070
Customer deposits	-	10,000
Increase in payables – related parties	65,180	145,099
Net cash provided by (used in) operating activities	(40,603)	(23,902)

Cash flows from financing activities
Proceeds from notes payable- related party	933	1,400
Proceeds from notes payable	40,000	-
Repayment of notes payable	(273)	(5,500)
Proceeds from convertible notes	-	20,000
Proceeds from common stock for cash	-	10,000
Net cash provided by financing activities	40,660	25,900

Net increase (decrease) in cash	57	1,998
Cash at beginning of period	171	804
Cash at end of period	$228	$2,802

Supplement Disclosures
Interest Paid		-
Income tax Paid		-

Noncash financing and investing activities
Retirement of derivative at debt conversion	$-	$41,173
Interest accrued on preferred shares	$14,712	$14,712
Common stock issued for convertible debt	$-	$21,809
Common stock issued for conversion of Series A preferred	$400,000	$-
Series B preferred issued for notes payable and accrued interest	$-	$-
Series B preferred issued for accrued expense	$789,332	$-
Series B preferred issued for accrued expense – relate parties	$331,992	$-

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of October 31, 2024

(Unaudited)

NOTE – 1: BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the "Company ") was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company's expansion goals into the advanced technology sector.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement. On May 30, 2018, the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and its subsidiary. The value of the stock will be a discount to the market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3) Invoices for parts and materials will be billed separate of the license fees noted above.

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and security protection products previously acquired by the Company.  The Company currently owns 76.28% of PSSI with 23.72% acquired by several individuals and entities.  The Company’s unique technology works precisely to specifications as required by our technology and as confirmed in the market. All sales and marketing activities will be executed through PSSI.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2024, the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 2024 and 2023.  The results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2024 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of October 31, 2024 and April 30, 2024 the value of the inventory was $7,599.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of October 31, 2024, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 35,983,900.

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

NOTE – 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through October 31, 2024, the Company had no revenues, has accumulated deficit of $17,193,733 and a working capital deficit of $1,334,379 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of October 31, 2024, the outstanding balance on the loan agreement was $150,080 plus accrued interest.

During the six months ending October 31, 2023, the Company issued 85,000 series B preferred shares to a related party with a value of $15,140.

During the six months ending October 31, 2024 the Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the six months ending October 31, 2024 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the six months ending October 31, 2024 the Company issued 79,991 shares of series B preferred with a value of $329,930 to 2 related parties for accrued liabilities. The transaction resulted in a gain on debt settlement which was recorded as paid in capital.

As of October 31, 2024 and April 30, 2024, the Company had payable balances due to related parties totaling $526,958 and  $1,191,708, respectively.

NOTE – 5:  NOTES PAYABLE

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000. The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment funds generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of $7,500 thirty days after the initial payment. As of October 31, 2024 $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of October 31, 2024, the outstanding balance on the loan agreement was $150,680 plus accrued interest.

On July 11, 2024 the Company issued a promissory note for $50,000, The note matures in one year from issuance and bears interest at 10% per annum.  The note has an initial discount of $10,000 and is not convertible.

As of October 31, 2024 and April 30, 2024 the outstanding balances of notes payable was $220,772 and $170,062, respectively.

NOTE – 6:  CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of October 31, 2024 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of October 31, 2024 the note has a balance of $12,500 plus interest and is currently in default.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of October 31, 2024, the outstanding balance was $259,585 plus accrued interest.

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $ 25,000 for payment against the convertible note. As of October 31, 2024, and April 30, 2024, the outstanding balance of the note were $259,585 plus interest.

During the six months ended October 31, 2023 the Company issued 1,113,579 shares of common stock with a value of $23,016 for the conversion of debt.

During the six months ending October 31, 2024 the Company issued 10,000,000 with a value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

As of October 31, 2024, and April 30, 2024, the convertible debt outstanding, net of discount, was $279,085.

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

As of October 31, 2024, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended October 31, 2024:

	Level 1	Level 2	Level 3
Balance at April 30, 2024	$-	$-	$37,211
Change in fair value of derivative liability	-	-	(7,457)

Balance at October 31, 2024	$-	$-	$29,754

The estimated fair value of the derivative liabilities at October 31, 2024 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	5.00%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	251.00%

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

During the six months ending October 31, 2023, the Company issued 537,081 shares of common stock for the conversion of 53,708 shares of preferred stock.

During the six months ended October 31, 2023, the Company issued 1,113,579 shares of common stock with a value of $23,016 for the conversion of debt.

During the six months ending October 31, 2024 the Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the six months ending October 31, 2024 the Company issued 100,000 shares of common stock with a value of $10,000 for the payment of consulting fees.

During the six months ending October 31, 2024 the Company issued 431,181 shares of common stock  for the conversion of 7 shares of series D preferred shares.

During the six months ending October 31, 2024 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

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

During the six months ending October 31, 2023, the Company issued 537,081 shares of common stock for the conversion of 53,708 shares of preferred stock.

During the six months ending October 31, 2024 the Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the six months ending October 31, 2024 the Company issued 191,314 shares of series B preferred shares  to settle $789,332 for accrued payables. The result of this issuance was a gain on debt of approximately $723,065.

During the six months ending October 31, 2024 the Company issued 79,991 shares of series B for settling $329,930 of  accrued payables due to related parties.

As of October 31, 2024 the Company has 3,598,969 shares of preferred stock consisting of; 2,535,135 Series A shares, 1,063,255 Series B shares and 579 Series D preferred share issued and outstanding. The conversion price for the 579 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion,

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2024:

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

d)

Service Agreement of PSSI signed January 12, 2017 with Merrill W. Moses, President, Director and CEO, for services of $2,500 per month beginning February 2017 and the issuance of 333 common shares of PSSI.

e)

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

NOTE – 10:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after October 31, 2024 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

Effective January 12, 2017, Passive Security Scan, Inc. ("PSSI") was incorporated in the state of Utah as subsidiary controlled by the Company. The Company transferred to PSSI its exclusive world-wide license to the defense, detection and security protection products previously acquired by the Company. The Company owns 79.8% of PSSI with 20.2% acquired by several individuals and entities. The Company plans to continue the development of the technology. All sales and marketing activities are through PSSI.

The extent to which the COVID-19 pandemic may directly or indirectly impact our business, financial condition, and results of operations is highly uncertain and subject to change. We considered the potential impact of the COVID-19 pandemic on our estimates and assumptions and there was not a material impact to our consolidated financial statements as of and for the six months ended October 31, 2024.

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

As of May 19, 2020, the Company added an IR Camera for detection of elevated body temperatures and is presently offering these products:

●    PASSIVE PORTAL – Screens for Weapons only;

●    PASSIVE PORTAL with EBT – Screens for Weapons and elevated body temperature;

●    EBT Station – Screens for elevated body temperature only.

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

Results of Operations

During the three and six-months ending October 31, 2024, the Company did not receive any revenue.

Our operating expenses for the three  and six months ended October 31, 2024 was $366,065 and $529,582 compared to $143,593 and $284,331 for the same periods in 2023. The increase was due primarily to higher consulting costs, which were $219,292 and $336,792 for the three and six months along with higher general and administrative costs of $146,773 and $192,790 for the three and six-months periods ending October 31, 2024 compared to general and administrative costs of $55,573 and $75,989 for the three- and six-month periods ended October 31, 2023.

Interest expenses incurred in the three and six months periods ended October  31, 2024 was $7,096 and $14,154 compared to interest expense of $7,189 and$14,559 for the same periods in 2023.  A loan origination fee of $5,000, loss on notes of $5,000 and loss on accounts payable of $250,000 was incurred during the six months ended October 31, 2024.

Change in derivative liability resulted in a change of  $709 and $7,457 for the three and six months period ended October 31, 2024, compared to a loss of $28,980 and $16,756 for the same period in 2023  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and six months periods ended October 31, 2024 was other income of $760,260 and  $456,368 compared to  other expense of $36,169 and $31,315 for the same periods  in 2023.

Net loss before non-controlling interest for the three and six month periods ended October 31, 2024 were a net income of $394,195 and net loss of $73,214 compared net loss of $179,762 and $315,646 for the same periods in 2023. After adjusting for our consolidated subsidiary, net loss and net income for the three and six month periods ended October 31, 2024 were net income of $398,527 and net loss of $62,712 compared to a net loss of $179,117 and $307,236 for the same periods in 2023.

Liquidity and Capital Resources

At October 31, 2024 the Company had total current assets of $7,827 and total current liabilities of $1,342,206 resulting in a working capital deficit of $1,334,379. Included in our current liabilities and working capital deficit at October 31, 2024 are derivative liabilities totaling $29,754 related to the conversion features of certain of our convertible notes payable, convertible notes of $279,085, net of discount, payables due related parties of $526,958, accounts payable and accrued expense of $57,349 and notes payables of $220,722. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the six months ended October 31, 2024, net cash used in operating activities was $40,603 compared to cash used of $23,902 in the same period in 2023. Net cash used in the six month period in 2024 consisted of net loss of $73,214, change in payables to related parties of $65,180, increase in accounts payable of $382,953 and gain on debt extinguishment of $428,065.

During the six months ended October 31, 2024, net cash provided by financing activities was $40,660 consisting of a note payable net of $40,000 and note to related party net of repayment of $660.  We have had no revenue and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

Our immediate goal is to provide funding for the completion of the production of Offender Alert Passive Scan licensed from CCS. The Offender Alert Passive Scan is an advanced passive scanning system for detecting and identifying concealed threats.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ending October 31, 2024 the Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the six months ending October 31, 2024 the Company issued 100,000 shares of common stock with a value of $10,000 for the payment of consulting fees.

During the six months ending October 31, 2024 the Company issued 431,181 shares of common stock for the conversion of 7 shares of series D preferred shares.

During the six months ending October 31, 2024 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the six months ending October 31, 2024 the Company issued 191,314 shares of series B preferred shares  to settle $789,332 for accrued payables. The result of this issuance was a gain on debt of approximately $723,065.

During the six months ending October 31, 2024 the Company issued 79,991 shares of series B for settling $329,930 of  accrued payables due to related parties.

Item 3. Defaults Upon Senior Securities

This item is not applicable.

Item 4. Mine Safety Disclosure

This item is not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101SCH*	Inline XBRL Taxonomy Extension Schema
101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101 LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 23, 2024	By:	/s/ MERRILL W. MOSES
Merrill W. Moses Chief Executive Officer
Acting Chief Financial Officer

