Form 10-Q
period 2025-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2025-04-01
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2025

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State of Incorporation)	(I.R.S. Employer Identification Number)

6700 North Linder Road, Suite 156-361, Meridian, Idaho 83646

(Address of principal executive offices)

(800) 520-9485

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

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

As of March 31, 2025, there were 34,147,881 shares of the registrant’s common stock, 2,535,135 Series A preferred and 1,100,254 Series B preferred and 560 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND NINE-MONTH PERIODS ENDED JANUARY 31, 2025 AND 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	January 31, 2025	April 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,597	$171
Inventory	7,599	7,599
Total current assets	10,196	7,770

Total assets	$10,196	$7,770

Current liabilities:
Accounts payable and accrued expense	$80,028	$386,003
Accrued licenses agreement payable	-	87,500
Accrued interest and fees payable	194,421	178,188
Convertible notes payable, net of discount	185,762	279,085
Derivative liabilities	24,121	37,211
Payables – related parties	557,407	1,191,708
Customer deposits	40,375	40,375
Stock payable	24.000	-
Notes payable	247,188	20,042
Note payable- related party	135,717	150,020
Total current liabilities	1,489,019	2,370,132

Total liabilities	1,489,019	2,370,132

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B –1,100,254 and 1,860,636 shares issued and outstanding, respectively	110	186
Series D – 560 and 600 shares issued and outstanding, respectively	-	-

Common stock, $0.0001 par value; 600,000,000 shares authorized, 34,147,881 and 9,729,878 shares issued and outstanding, respectively	3,416	974
Additional paid-in capital	16,316,813	15,067,580
Accumulated deficit	(17,468,501)	(17,116,309)
Total	(1,147,909)	(2,047,316)
Non-controlling interest	(330,914)	(315,046)
Total stockholders’ deficit	(1,478,823)	(2,362,362)

Total liabilities and stockholders’ deficit	$10,196	$7,770

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of January 31,
(Unaudited)

	Three Months		Nine Months
	2025	2024	2025	2024
Revenue	$-	$-	$-	$49,012
Cost of goods sold	-	-	-	24,405
Gross margin	-	-	-	24,607

Expenses:
Consulting	$93,200	110,000	429,992	342,637
Development	-	-	-	322
General and administrative	223,603	31,270	421,758	107,250

Total expenses	316,803	141,270	851,750	450,209

Loss from operations	(316,803)	(141,270)	(851,750)	(425,602)

Other income (expense):
Gain in debt settlement	50,166	25,000	773,231	25,000
Gain (loss) on accounts payable	-	-	(250,000)	-
Interest and other income (expense)	(6,408)	(6,771)	(30,562)	(21,330)
Loan origination fee	(15,000)	-	(40,500)	-
Gain (loss) on derivative liability	5,633	226	13,090	(16,528)

Total other income (expense)	49,391	18,455	505,759	(12,858)

Income (loss) before income taxes	(267,412)	(122,815)	(345,991)	(438,460)

Provision for income taxes	-	-	-	-

Net income (loss) before non-controlling interest	(267,412)	(122,815)	(345,991)	(438,389)

Non- controlling interest in net loss of the consolidated subsidiary	5,366	1,212	(15,867)	10,071

Net income (loss) attributed to the Company	$(272,768)	$(121,603)	$(330,124)	$(428,389)

Net income (loss) per common share: Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	32,207,256	8,942,736	27,175,776	3,424,670

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended January 31, 2025 and 2024

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2023	4,839,616	483	1,803,042	181	14,905,851	(16,527,130)	(299,035)	(1,919,650)
Common stock issued for debt conversion	-	-	569,681	57	14,629	-	-	14,686
Common stock issued for cash	-	-	200,000	20	9,980	-	-	10,000
Common stock issued for preferred B share conversion	(7,208)	-	72,081	7	(15)	-	-	(8)
Common stock issued for D shares conversion	(3)		115,955	12	-	-	-	12
Derivative at conversion	-	-	-	-	19,354	-	-	19,354
Dividends on Series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(127,474)	(9,055)	(136,529)
Balance at July 31, 2023	4,832,405	483	2,760,759	277	14,957,155	(16,661,960)	(308,090)	(2,012,135)
Common stock issued for debt conversion	-	-	543,898	54	8,275	-	-	8,329
Common stock issued for preferred B shares conversion	(41,750)	(4)	465,000	47	(45)	-	-	-
Series B shares issued for service	85,000	7	-	-	15,133	-	-	15,140
Derivative at conversion	-	-	-	-	21,819	-	-	21,819
Dividend on series D shares	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(179,762)	645	(179,117)
Balance at October 31, 2023	4,875,655	486	3,769,657	378	15,009,693	(16,849,078)	(307,445)	(2,145,964)
Common stock issued for debt conversion	-	-	149,038	15	2,965	-	-	2,980
Common stock issued for B shares conversion	(39,027)	(4)	390,270	39	6	-	-	39
Common stock issued for Series A conversion	(390,234)	(39)	3,902,340	390	(390)	-	-	(39)
Common stock issued for debt payment	-	-	685,825	69	34,222	-	-	34,291
Common stock issued for D shares conversion	-	-	179,908	18	(18)	-	-	-
Dividend on series D shares	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(121,603)	(1,212)	(122,815)
Balance at January 31, 2024	4,441,641	441	9,027,038	909	15,055,854	(16,978,037)	(308,657)	(2,231,508)
Balance at April 30, 2024	4,396,363	439	9,729,878	974	15,067,580	(17,116,309)	(315,046)	(2,362,362)
Common stock issued for B preferred conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	-	-	-
Common stock issued for D preferred conversion	(7)	-	431,181	43	(43)		-	-
Common stock issued for accrued expense – RP	-	-	10,000,000	1,000	694,000	-	-	695,000
Common stock issued for services	-	-	100,000	10	9,990	-	-	10,000
Dividends on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(461,239)	(6,170)	(467,409)
Balance at July 31, 2024	3,327,664	332	30,947,919	3,096	15,777,921	(17,584,904)	(321,216)	(2,124,771)
Series B shares issued for accrued expenses	191,314	19	-	-	789,313	-	-	789,332
Series B shares issued for accrued expenses-RP	79,991	8	-	-	329,922	-	-	329,930
Settlement on debt	-	-	-	-	(723,065)	-	-	(723,065)
Dividends on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	398,527	(4,332)	394,195
Balance at October 31, 2024	3,598,969	359	30,947,919	3,096	16,181,447	(17,193,733)	(325,548)	(1,334,379)
B series issued for accrued expenses	22,000	3	-	-	54,496	-	-	54,499
B series issued for accrued expense- RP	15,000	1	-	-	37,500	-	-	37,501
Common stock issued for service	-	-	750,000	75	44,925	-	-	45,000
Common stock issued for convertible notes	-	-	1,250,000	125	62,375	-	-	62,500
Common stock issued for Series D shares conversion			1,199,962	120	(120)	-	-	-
Debt settlement					(50,166)			(50,166)
Stock based compensation					(21,000)			(21,000)
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss						(267,412)	(5,366)	(272,778)
Balance at January 31, 2025	3,635,969	$363	34,147,881	$3,416	$16,316,813	$(17,468,501)	$(330,914)	$(1,478,823)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(345,991)	$(438,460)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued for service	58,000	-
Preferred shares issued for service	-	15,138
(Gain) loss on derivative liability	(13,090)	16,528
Debt discount	9,677	-
Loan origination fees	40,500	-
Gain on debt extinguishment	(773,231)	-
Change in operating assets and liabilities:
(Increase) decrease in inventory	-	26,913
Increase (decrease) in accounts payable and accrued expenses	506,860	154,209
Customer deposits	-	10,000
Increase in payables – related parties	390,629	210,334
Net cash provided by (used in) operating activities	(167,146)	(5,338)

Cash flows from financing activities
Repayment of notes payable- related party	6,975	5,338
Proceeds from notes payable	178,000	-
Repayment of notes payable	(15,403)	(30,500)
Proceeds from convertible notes	-	20,000
Proceeds from common stock for cash	-	10,000
Net cash provided by financing activities	169,572	4,838

Net increase (decrease) in cash	2,426	(500)
Cash at beginning of period	171	804
Cash at end of period	$2,597	$304

Supplement Disclosures
Interest Paid	-	-
Income tax Paid	-	-

Noncash financing and investing activities
Retirement of derivative at debt conversion	$-	$41,173
Interest accrued on preferred shares	$22,068	$14,712
Common stock issued for convertible debt	$65,000	$25,996
Common stock issued for conversion of Series A preferred	$400,000	$(39)
Common stock issued for accrued expenses- related party	$704,000	$-
Series B preferred issued for accrued expense	$904,409	$34,292
Series B preferred issued for accrued expense – relate parties	$337,992	$-
Common stock issued for conversion of preferred shares	$-	$(8)

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of January 31, 2025

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2025, the consolidated results of its operations and its consolidated cash flows for the nine months ended January 31, 2025 and 2024.  The results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2025 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of January 31, 2025 and April 30, 2024 the value of the inventory was $7,599.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of January 31, 2025, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 36,353,900.

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

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07 Segment Reporting The change in this announcement requires more detailed profit and loss reporting by business segments used by the Company to determine the allocation of assets. ASU  2016-07 is effective for annual periods beginning after December 15, 2023 and interim periods within the fiscal years beginning December 15, 2024. The Company is evaluating the adoption of the standard but believe it will not have a material impact on the Company’s consolidated financial statements.

NOTE 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through January 31, 2025, the Company had no revenues, has accumulated deficit of $17,468,501 and a working capital deficit of $1,478,823 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum. As of January 31, 2025, the outstanding balance on the loan agreement was $108,632 plus accrued interest.

During the nine months period ended January 31, 2024, the Company issued 85,000 series B preferred shares to a related party with a value of $15,140.

During the nine months period ended January 31, 2024, the Company issued 3,902,340 shares of common stock for the conversion of 390,234 of series A preferred shares.to a related party.

During the nine months ending January 31, 2025 the Company issued 10,000,000 shares of common stock with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the nine months ending January 31, 2025 the Company issued 94,991 shares of series B preferred with a value of $367,431 to 2 related parties for accrued liabilities.

As of January 31, 2025 and April 30, 2024, the Company had payable balances due to related parties totaling $557,308 and  $1,191,708, respectively.

NOTE 5: NOTES PAYABLE

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000. The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment funds generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of  $7,500 thirty days after the initial payment. As of January 31, 2025 the note had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum.  As of January 31, 2025, the outstanding balance on the loan agreement was $141,592 plus accrued interest.

On July 10, 2024 the Company issued a promissory note for $50,000, The note matures in one year from issuance and bears interest at 10% per annum.  The note has an initial discount of $10,000 and is not convertible.

On December 13, 2024 the Company issued a promissory note to Mayday Management Inc, for $12,500 plus interest and cost of $845.83. The note is due on February 10, 2025.

On December 26, 2024  the Company issued a promissory note for $50,000. The note matures July 11, 2025. The note has an initial discount of $10,000 and is not convertible.

On December 13, 2024  the Company issued a promissory note for $12,000. The note matures July 11, 2025. The note has an initial discount of $2,000 and is not convertible.

On January 7, 2025  the Company issued a promissory note for $50,000. The note matures July 11, 2025. The note has an initial discount of $10,000 and is not convertible

On January 21, 2025  the Company issued a promissory note for $43,500. The note matures July 11, 2025. The note has an initial discount of $8,500 and is not convertible

As of January 31,  2025 and April 30, 2024 the outstanding balances of notes payable  was $382,905 and $170,062, respectively.

NOTE 6: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of January 31, 2025 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017. The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of January 31, 2025 the note has a balance of $12,500 plus interest and is currently in default.

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

On March 10, 2022, the Company issued 657,895 shares of series A preferred with a value of $ 25,000 for payment against the convertible note. During the nine months ended January 31, 2024 the Company issued 1,262,617 shares of common stock with a value of $25,996 for the conversion of  debt.  During the nine month period ended January 31, 2025 the Company issued 1,250,000 shares of common stock with a value of $62,500 for the conversion of debt. As of January 31, 2025 the note had a balance of $197,085 plus interest.

During the nine months ending January 31, 2025 the Company issued 10,000,000 with a value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

As of January 31, 2025, and April 30, 2024, the convertible debt outstanding, net of discount, was $185,762 and $279,085, respectively.

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

As of January 31, 2025, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2025:

	Level 1	Level 2	Level 3
Balance at April 30, 2024	$-	$-	$37,211
Change in fair value of derivative liability	-	-	(13,090)

Balance at January 31, 2025	$-	$-	$24,121

The estimated fair value of the derivative liabilities at January 31, 2025 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.00%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	213.00%

NOTE 8: EQUITY

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

During the nine months ending January 31, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the nine months ending January 31, 2025 the Company issued 850,000 shares of common stock with a value of $55,000 for the payment of consulting fees.

During the nine months ending January 31, 2025 the Company issued 1,631,143 shares of common stock  for the conversion of 26 shares of series D preferred shares.

During the nine months ending January 31, 2025 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the nine months ending January 31, 2025 the Company issued 1,250,000  shares of common stock  with a value of $62,500 for the payment of notes payable.

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

During the nine months ending January 31, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the nine months ending January 31, 2025 the  Company issued 213,314 shares of series B preferred shares  to settle $843,831 for accrued payables. The result of this issuance was a gain on debt of approximately $773,231.

During the nine months ending January 31, 2025 the Company issued 94,991 shares of series B preferred with a value of $367,431 to 2 related parties for accrued liabilities.

As of January 31, 2025 the Company has 3,635,949 shares of preferred stock consisting of; 2,535,135 Series A shares, 1,100,254 Series B shares and 560 Series D preferred shares issued and outstanding. The conversion price for the 560 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion,

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2025:

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

•	Invoices for parts and materials will be billed separately of the license fees noted above.

NOTE 10: SUBSEQUENT EVENTS

On February 12, 2025 the Company  issued a note for $105,000, with an original discount of $15,000 to Ionic Ventures Inc. The note is due on July 11, 2025.

The Company has evaluated subsequent events to determine events occurring after January 31, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

Results of Operations

During the three and nine-months ending January 31, 2025 the Company did not receive any revenue compared to revenue of zero for the three months period and $49,012 in the nine months period in 2024.

Our operating  expenses for the three  and nine months ended January 31, 2025 was $316,803 and $851,750 compared to $141,270 and $450,209 for the same periods in 2024. The increase was due primarily to higher nine months consulting costs, which were $93,200 and $429,992 for the three and nine months along with  higher general and administrative costs for the three and nine months periods ending January 31, 2025.

Interest and other expenses incurred in the three and nine months  periods ended January 31, 2025 was $6,408 and $30,562 compared to interest expense of $6,771 and $21,330 for the same periods in 2024. Loss on accounts payable of $250,000 was incurred during the nine months ended January 31, 2025.

Change in derivative liability resulted in a change of  $5,633 and $13,090 for the three and nine months period ended January 31, 2025, compared to a change of $226 and loss of $16,528 for the same period in 2024  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and nine months periods ended  January 31, 2025 was other expense of $49,391 and other income of $505,759 compared to other income of $18,455 and other expense of $12,858 for the same periods  in 2024.

Net loss before non-controlling interest for the three and nine months ended January 31, 2025 were a net loss of $267,412 and $345,991 compared to a net loss of $122,815 and $438,460 for the same periods in 2024. After adjusting for our consolidated subsidiary, net loss and net income for the three and nine month periods ended January 31, 2025 were net loss of $272,778 and $330,124 compared to a net loss of $121,603 and $428,389 for the same periods in 2024.

Liquidity and Capital Resources

At January 31, 2025 the Company had total current assets of $10,196 and total current liabilities of $1,489,019 resulting in a working capital deficit of $1,478,823. Included in our current liabilities and working capital deficit at January 31, 2025 are derivative liabilities of $24,121 related to the conversion features of certain of our convertible notes payable, convertible notes of $185,762, net of discount, payables due related parties of $557,407, accounts payable, accrued expense of $80,028 and notes payables of $382,905. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the nine months ended January 31, 2025, net cash used in operating activities was $167,146 compared to cash used of $5,338 in the same period in 2024. Net cash used in the nine month period in 2025 consisted of net loss of $345,991, payables to related parties of $390,629, accounts payable of $506,860 and debt extinguishment of $773,231.

During the nine months ended January 31, 2025, net cash provided by financing activities was $169,572 consisting of a note payable net of $178,000 and note to related party of $6,975 offset by  repayment of $15,403.  We have had no revenue and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ending January 31, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the nine months ending January 31, 2025 the Company issued 850,000 shares of common stock with a value of $55,000 for the payment of consulting fees.

During the nine months ending January 31, 2025 the Company issued 1,631,143 shares of common stock  for the conversion of 26 shares of series D preferred shares.

During the nine months ending January 31, 2025 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the nine months ending January 31, 2025 the Company issued 1,250,000  shares of common stock  with

Preferred Stock

During the nine months ending January 31, 2025 the Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the nine months ending January 31, 2025 the  Company issued 213,314 shares of series B preferred shares  to settle $843,831 for accrued payables. The result of this issuance was a gain on debt of approximately $773,231.

During the nine months ending January 31, 2025 the Company issued 94,991 shares of series B preferred with a value of $367,431 to 2 related parties for accrued liabilities.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: March 31, 2025	By:	/s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer

