Form 10-K
period 2025-04-30
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2025-09-25
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended April 30, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes, ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes, ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The number of common shares outstanding of the Company’s $0.0001 Par Value Common Stock as of  September 25, 2025 was 37,531,767 The number of preferred shares outstanding was 3,735,920. The aggregate number of shares of the voting stock held by non-affiliates on October 31, 2024 was 588,086 with a market value of $194,068. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

PSSI has the exclusive World-Wide license to manufacture and sell the Passive Scanning Technology™. We added a Camera for the detection of Elevated Body Temperatures (EBT), our first products are:

Passive Portal™, Passive Portal™ EBT, Passive EBT Station

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets that included a new exclusive Patent License Agreement and Independent Contractor agreement. Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements. The term of the License Agreement shall be from October 19, 2016, until the expiration of the last to expire of the licensed issued patents or patents to be issued.

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000. The Company also agreed to compensate investors that have provided funding for the development of CCS’s technology with 250,000 shares of the Company’s common stock. Additionally, CCS will be entitled to receive 1 shares of the Company’s common stock upon completed sales of 1,000 passive scanner units based on the CCS technology. On December 14, 2017, the Company issued 20,000 shares of Series B preferred stock to Controlled Capture Systems, LLC to extend the exclusive rights to the Passive Security Scan to March 15, 2018.

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

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5shares of the Company’s common stock issued on November 10, 2016, to the CCS investors, which value was based on the closing market price of the Company’s common stock on the date of the Definitive Agreement. The Company recorded a current liability of $36,000 for the remaining obligation in its consolidated balance sheet as of April 30, 2019. Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued. To date we have sold 10 units to two distributors. The Company reviewed the valuation of the license agreement and determined to impair the asset of $378,600.

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

Sales and Marketing

Our market includes schools, public buildings, small airports, hospitality locations, health care centers and other public buildings. We have initially contacted these venue holders that have expressed interest in having the Passive Security Scan Unit for building security.

In September of 2024, our Passive Portal Walk-through Weapons detector was tested by the NUSTL, a department of the Homeland Securities department. Over 500 tests were completed during a five day period with successful results on each passage through the system. The Company received a 36 page report on the success of the system during the test and is available from the company upon request.

With the completion of required funding, we expect to commence a major marketing campaign at the same time begin the production to meet the sales demand from a marketing campaign. Initial sales and test units are located in schools in Marcon County, Alabama, Lanett City schools in Lanett, Alabama and units distributed in Texas.

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

Our cybersecurity evaluation identifies various risks and issues that we continue to mitigate to further improve our program. This includes:

•	Establishing a cybersecurity training program.
•	Setting up and implementing a third-party risk management program to support a Third-Party Risk Management Policy and process to assess the risks associated with our critical third-party vendor engagements.
•	Setting up and testing a Cybersecurity Incident Response Plan.
•	Establishing additional processes for identifying cybersecurity threats and vulnerabilities within the environment in which we operate.
•	Enhancing our technical security safeguards and configurations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are quoted on the OTCQB under the symbol “DTII”. Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTCQB for the past two fiscal years ended April 30, 2025.

On June 28, 2022 the Company effected a reverse stock split of its issued and outstanding common stock on a one share for 500 shares basis. Prices set forth in the table below are adjusted to reflect that reverse stock split.

	High	Low

Fiscal year ended April 30, 2025
First Quarter	$0.09	$0.03
Second Quarter	$0.06	$0.03
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.01

Fiscal year ended April 30, 2024
First Quarter	$0.09	$0.02
Second Quarter	$0.08	$0.02
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.06	$0.03

As of April 30, 2025, there were approximately 155 stockholders of record of our common stock, which does not consider those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2025.

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

During the year ended April 30, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the year ended April 30, 2025 the Company issued 850,000 shares of common stock with a value of $55,000 for the payment of consulting fees.

During the year ended April 30, 2025 the Company issued 1,631,143 shares of common stock  for the conversion of 26 shares of series D preferred shares.

During the year ended April 30, 2025 the Company issued 1,250,000 shares of common stock with a value of $62,500 for the conversion of convertible debt.

During the year ended April 30, 2025 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

Dividends Policy

During the year ended April 30, 2025, the Company issued a series D preferred shares with a dividend of 5% interest.  The deemed dividend was $29,424 for the year ended April 30, 2025.

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

The consolidated financial statements included in this annual report include the financial statements of the Company and those of Passive Security Scan, Inc. (“PSSI”), a consolidated subsidiary.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2025, the Company had no revenue, has accumulated deficit of $18,042,197 and a working capital deficit of $2,075,126 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2025 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

Results of Operations

We currently have a limited source of operating revenues. Accordingly, no revenue was recorded in the year ended April 30, 2025 and $49,012 in the same period in 2024.

Our total operating expenses increased to $1,379,209 in the year ended April 30, 2025, from $631,143 in the year ended April 30, 2024. The increases are due primarily to higher general and administrative costs which included legal and licenses expenses.

Our interest expense increased to $56,662 in the year ended April 30, 2025, from $31,783 in the year ended April 30, 2024. In addition, our gain on extinguishment of debt was $773,231, in the year ended April 30, 2025, compared to none in the same time in 2024.

We recognized a gain in derivative liability of $5,345 compared to a loss of $13,009 in the years ended April 30, 2025, and 2024, respectively.  We estimate the fair value of the derivative for the conversion feature of our convertible notes’ payable using the American Option Binomial pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at each reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements.  These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability and associated gain or loss on derivative liability will fluctuate from period to period and the fluctuation may be material.

As a result, we recognized a net loss of $942,295 and $575,766 on the years ended April 30, 2025, and 2024, respectively.

Because we own 76.28% of PSSI as of April 30, 2024, we include 76.28% of the net loss of PSSI for the year ended April 30, 2024, in our consolidated net loss and have reported non-controlling interest of 23.72% of the net loss of PSSI, or $45,831, for the year ended April 30, 2025 and $16,011 for the same period in 2024.

Liquidity and Capital Resources

On April 30, 2025, we had total current assets of $9,092, consisting of cash of $1,493 and inventory of $7,599. Current liabilities at April 30, 2025 were $2,084,218 resulting in a working capital deficit of $2,075,126.  Included in our current liabilities and working capital deficit are payables to related parties of $747,208, convertible notes payable of $185,762, accounts payable and accrued expenses of $172,082 and derivative liabilities totaling $31,866, notes payable of $476,312, notes payable to related parties of $161,092 and accrued interest and fees payable of $220,521.

During the year ended April 30, 2025, we extinguished $62,500 in principal and accrued interest through conversion of convertible notes payable to common stock and $695,000 in the conversion of accrued expenses to related parties to common stock.

During the year ended April 30, 2024, net cash used in operating activities was $16,503 as a result of our net loss of $575,766, offset an increase in payables to related parties of $281,184, a change in accounts payable of $207,019, stocks for service of $6,000 and change in derivative of $13,009.

During the year ended April 30, 2025, net cash used in operating activities was $390,520 because of our net loss of $942,295, change in fair value of $5,345, increase in related party payables of $580,430, increase in accounts payable and accrued expense of $647,244, offset by a gain on debt settlement of $773,231.

During the year ended April 30, 2025, net cash provided by financing activities was $391,842 comprised of net proceeds from notes payable of $380,770 plus  notes payable related parties of $11,072.

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

As of April 30, 2025, we did not have sufficient cash to fund our operations for the next twelve months.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we begin to realize revenues from operations. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Net Operating Loss Carryforward

We have accumulated a net operating loss carryforward of approximately $9,064,876 as of April 30, 2025.  This loss carry forward may be offset against future taxable income.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforward.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforward that can be used.  No tax benefit has been reported in the financial statements for the years ended April 30, 2025, and 2024 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently have no operations.

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

For further information on our significant accounting policies see Note 2 to our consolidated financial statements included in this Annual Report. There were no changes to our significant accounting policies during the year ended April 30, 2025. The following is a description of those significant accounting policies that involve estimates and judgment by management.

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

As of April 30, 2025 and 2024, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2025 and 2024:

Balance at April 30, 2023	65,826

Issuance and conversion of convertible debt, net	(41,173)

Gain on derivative liability	13,009

Balance at April 30, 2024	37,211
Gain on derivative liability	(5,345)

Balance at April 30, 2025	31,866

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting that was not effective as of April 30, 2025, and there are material weaknesses in our internal control over financial reporting. We lack full time personnel in accounting and financial staff to sufficiently monitor and process financial transactions in an efficient and timely manner. This allows for insufficient segregation of duties and a lack of multiple levels of supervision and review. Our history of losses has severely limited our budget to hire and train enough accounting and financial personnel needed to adequately provide this function. Consequently, we lacked sufficient technical expertise, reporting standards and written policies and procedures. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position

Merrill W. Moses	73	President, CEO, Secretary, Interim CFO and Director

Eric Forrest	58	President, PSSI

On April 30, 2016, the Board of Directors appointed Merrill W. Moses to replace Stephen M. Studdert as a director, President, CEO, acting CFO and Secretary of the Company.

During the year ended April 30, 2024 Eric Forrest was appointed as CEO of the subsidiary Passive Security Scans Inc.

All directors serve for a one-year term until their successors are elected, or they are re-elected at the annual stockholders’ meeting. Officers hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

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

Eric Forrest brings a proven track record in sales, business development, and strategic leadership and vision. As President at Triloc LLC, Eric has been instrumental in the success of this privately held Merchant Banking, Insurance, and Investment Firm since its establishment in 2012. As a Financial Professional and Educator at Wealth Wave, Eric dedicated efforts to eradicate financial illiteracy worldwide and has been a driving force behind Wealth Wave’s mission, leveraging a clear vision and extensive experience to provide effective leadership and guidance. Eric has also served as the President of Business at Ground Zero Development Company LLP, a strategic consulting firm. With prior experience as the Director of Home Inspections at The Whitmire Group, Eric has exhibited expertise in conducting comprehensive inspections and providing accurate reports on the condition of various structural components. Previously, as the CEO and Founder of The Forrest Group of Companies, Eric led a diverse team of professionals with complementary disciplines in real estate, construction, lending, law, and marketing. During Eric’s tenure as a Distributor at Kirby Company, Eric achieved the prestigious title of the #1 volume area distributor worldwide. Eric contributed to the success of the company by excelling in recruiting, marketing, sales, accounting, and customer service. With Eric’s vast experience, exceptional leadership skills, and diverse expertise across multiple industries and with his unique combination of strategic thinking, business acumen, and a passion for achieving results, he is a valuable asset to both Defense Technologies International Corp. as an officer and as the President of the subsidiary Passive Security Scan, Inc.

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

The following table depicts compensation accrued to officers and directors for the fiscal years ended April 30, 2025 and 2024.

Name and Principal Position	Year Ended April 30,	Salary	Bonus	All Other Consideration	Total
Merrill W. Moses, President, CEO,	2025	$0	$0	$120,000	$120,000
Secretary, Interim CFO and Director (1)	2024	$0	$0	$150,000	$150,000
Eric Forrest CEO PSSI(2)	2025	$0	$0	$60,000	$60,000
	2024	$0	$0	$26,000	$26,000

(1)

Mr. Moses’ compensation for services as President, CEO, Secretary, Interim CFO and Director was accrued pursuant to a Service Agreement with the Company dated April 25, 2016.  As of April 30, 2025 $22,500 was payable to Mr. Moses by the Company.  In addition, pursuant to a Service Agreement with Passive Security Scan Inc. (“PSSI”), compensation of $7,500 was accrued for the year with the total payable from both Companies of $47,500 as of April 30, 2025.

(2)

Mr. Forrest compensation for services as President of Passive Security Scan, Inc was accrued as part of his service agreement. As of April 30, 2025 $15,000 was payable to Mr. Forrest pursuant to the service agreement.

As of  April 30, 2025, the amount accrued for expenses and services rendered by EMAC in the amount of $82,238 pursuant to Administration Agreements with DTII and $602,470 with PSSI.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of April 30, 2025 with respect to the beneficial ownership of our common stock and based on 34,147,881 shares outstanding:

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Directors and Executive Officers:
Merrill W. Moses, President & CEO 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	155,000	0.5%
Eric Forrest 4730 S. Fort Apache Road, Suite 300 Las Vegas, Nevada 89147	0	0

All directors and executive officers as a group (2 person)	2,002	0.005%

(1)	Unless otherwise indicated, the named person will be the record and beneficial owner of the shares indicated.

The following persons hold preferred shares that carry super voting power and are convertible into shares of the company’s common stock. The following table indicates the person, and the number of preferred and common shares held and the voting power representing the preferred shares.

5% Beneficial Owners:			Percent Of Voting Power(3)

Emac Handels AG, Reinhard Hiestand, Control Person,	preferred	2,283,135 (22,831,350 votes)	73,8%
Churerstr. 106, Pfaeffikon/Switz	common	24,591,951

Velania Treuhand AG, Reinhard Hiestand, Control Person,	preferred	252,000 (2,520,000 votes)	8.1%
Churerstr. 106, Pfaeffikon/Switz

(1)	Unless otherwise indicted, the named person will be the record and beneficial owner of the shares indicated.

(2)	Percentage ownership is based on 34,147,881 shares of common stock and 2,535,135 Preferred Series A Stock (Equal to 25,351,350 votes) outstanding as of April 30, 2025
(3)	Assumes the named shareholder, and only the name shareholder, exercises the common stock voting power of the Series A Preferred Stock equal to 10 common stock votes per each share of preferred stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, we have not entered into any other material transactions with any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals’ immediate family.

During the years ended April 30, 2025 and 2024, management and administrative services were compensated by the Company pursuant to: a Service Agreement between the Company and Merrill Moses, President, CEO, Secretary, acting CFO and director, dated April 25, 2016; a Service Agreement between the Company; and an Administration Agreement with EMAC Handles AG (“EMAC”), a shareholder of the Company and PSSI, executed on March 15, 2011 and renewed on May 1, 2014.

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

As of April 30, 2025 the Company and PSSI had the following consolidated payable balances due to related parties, which resulted from transactions with significant shareholders and officers and directors of the Company.

EMAC	$684,708
Eric Forrest	15,000
Merrill Moses, President, CEO, Secretary, acting CFO & director	47,500
Total	747,208

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

Item 14.  Principal Accounting Fees and Services.

The following tables present for each of the last two fiscal years the aggregate fees billed in connection with the audits of our financial statements and other professional services rendered by our independent registered public accounting firm Fruci & Associates II, PLLC:

	2025	2024
Audit fees	$46,330	$42,864
Audit related fees	$--	$--
Tax fees	$--	$--
All other fees	$--	$--

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
Dated: September 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Merrill W. Moses	Director	September 25, 2025
Merrill W. Moses

Defense Technologies International Corp. and Subsidiary

Index to Consolidated Financial Statements

Years Ended April 30, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Defense Technologies International Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Defense Technologies International Corp. and Subsidiary (“the Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended April 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had no revenue, has an accumulated deficit and working capital deficit and expects to incur losses in the development of its business. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2017. Spokane, Washington
September 25, 2025

Defense Technologies International Corp. and Subsidiary

Consolidated Balance Sheets

	April 30,
	2025	2024
ASSETS

Current assets:
Cash	$1,493	$171
Inventory	7,599	7,599
Total current assets	9,092	7,770

Total assets	$9,092	$7,770

Current liabilities:
Accounts payable and accrued expenses	$172,082	$386,003
Accrued license agreement payment	25,000	87,500
Accrued interest and fees payable	220,521	178,188
Customer deposits	40,375	40,375
Derivative liabilities	31,866	37,211
Convertible notes payable, net of discount	185,762	279,085
Payables – related parties	747,208	1,191,708
Notes payable	476,312	20,042
Stock payable	24,000	-
Notes payable- related party	161,092	150,020
Total current liabilities	2,084,218	2,370,132

Total liabilities	2,084,218	2,370,132

Commitments and contingencies		-

Stockholders’ deficit

Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized: Series A 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B 1,100,254 and 1,860,636 shares issued and outstanding, respectively	110	186
Common stock, $0.0001 par value; 600,000,000 shares authorized, 34,147,881 and 9,729,878 shares issued and outstanding, respectively,	3,416	974
Additional paid-in capital	16,324,169	15,067,580
Accumulated deficit	(18,042,197)	(17,116,309)
Total	(1,714,249)	(2,047,316)
Non-controlling interest	(360,877)	(315,046)
Total stockholders’ deficit	(2,075,126)	(2,362,362)
Total liabilities and stockholders’ deficit	$9,092	$7,770

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Consolidated Statements of Operations

	Years Ended April 30,
	2025	2024

Revenue	$-	$49,012
Cost of goods	-	24,405
Gross Margin	-	24,607

Operating expenses:
Consulting fees	631,933	456,137
Development	-	321
General and administrative	747,276	174,685

Total operating expenses	1,379,209	631,143

Loss from operations	(1,379,209)	(606,536)

Other income (expense):
Gain (loss) on notes payable	(250,000)	35,562
Loan origination fee	(35,000)	-
Gain (loss) on AP revaluation	-	40,000
Interest expense including penalty and debt discount	(56,662)	(31,783)
Gain (loss) on derivative liabilities	5,345	(13,009)
Gain (loss) on extinguishment of debt	773,231	-

Total other income (expense)	436,914	30,770

Gain(loss) before income taxes	(942,295)	(575,766)

Provision for income taxes		-

Net gain (loss)	(942,295)	(575,766)

Non-controlling interest in net loss of consolidated subsidiary	45,831	16,011

Net gain (loss) attributed to the Company	$(896,464)	$(559,755)

Net loss per common share – basic and diluted	$(0.03)	$(0.10)

Weighted average shares outstanding – basic and diluted	28,821,122	5,641,917

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

For the Years Ended April 30, 2025 and 2024

	Preferred				Additional		Non-	Total
	stock		Common Stock		Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at April 30, 2023	4,839,616	483	1,803,042	181	14,905,851	(16,527,130)	(299,035)	(1,919,650)
Common stock issued for cash	-	-	200,000	20	9,980	-	-	10,000
Common stock issued for convertible debt	-	-	1,262,617	126	25,870	-	-	25,996
Common stock issued for B preferred shares conversion	(139,019)	(13)	1,380,191	138	(122)	-	-	3
Common stock issued for note payable	-	-	685,825	69	34,223	-	-	34,292
Common stock issued for service	-	-	200,000	20	5,980	-	-	6,000
Common stock issued for conversion of A shares	(390,234)	(39)	3,902,340	390	(351)	-	-	-
Preferred shares issued to related parties	85,000	8	-	-	15,131	-	-	15,139
Common stock issued for D share conversion	-	-	295,863	30	(30)	-	-	-
Deemed dividend on preferred shares	-	-	-	-	29,424	(29,424)	-	-
Retirement of derivative at conversion	-	-	-	-	41,624	-	-	41,624
Net loss	-	-	-	-	-	(559,755)	(16,011)	(575,766)
Balance at April 30, 2024	4,396,363	439	9,729,878	974	15,067,580	(17,116,309)	(315,046)	(2,362,362)
Common issued stock for service	-	-	850,000	85	54,915	-	-	55,000
Common stock for B preferred share conversion	-	-	1,250,000	125	62,375	-	-	62,500
Common stock issued for AP -related party	-	-	10,000,000	1,000	694,000	-	-	695,000
Preferred shares issued for AP	213,314	22	-	-	881,309	-	-	881,331
Common stock issued for A shares conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	-	-	-
Common stock issued for D share conversion	(32)	-	1,631,143	163	(163)	-	-	-
B preferred shares issued for AP- related party	94,991	9	-	-	329,922	-	-	329,931
Gain on debt extinguishment	-	-	-	-	(773,231)	-	-	(773,231)
Stock based compensation	-	-	-	-	(21,000)	-	-	(21,000)
Deemed dividend on preferred shares	-	-	-	-	29,424	(29,424)	-	-
Net loss	-	-	-	-	-	(896,464)	(45,831)	(942,295)
Balance at April 30, 2025	3,635,950	$363	34,147,881	$3,416	$16,324,169	$(18,042,197)	$(360,877)	$(2,075,126)

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp and Subsidiary

Consolidated Statements of Cash Flows for Years Ended April 30,

	2025	2024
Cash flows from operating activities:
Net gain (loss)	$(942,295)	$(575,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		-
Shares issued for service	58,000	6,000
Amortization of debt discount and financing fees	44,677	-
(Gain) loss on derivative liabilities	(5,345)	13,009
Preferred shares issued for service – related party	-	15,138
Gain on debt settlement	(773,231)	-
Change in operating assets and liabilities:
(Increase) decrease in inventory	-	26,913
Increase in accounts payable and accrued expense	647,244	207,019
Prepaid	-	10,000
Increase in payables – related parties	580,430	281,184
Net cash used in operating activities	(390,520)	(16,503)

Cash flows from financing activities:
Common stock issued for cash	-	10,000
Proceeds from notes payable- related party	11,072	16,370
Proceeds from convertible notes payable, net	-	20,000
Net proceeds from notes payable	380,770	-
Repayment of notes payable	-	(30,500)
Net cash provided by financing activities	391,842	15,870

Net increase (decrease) in cash	1,322	(633)
Cash at beginning of the year	171	804
Cash at end of the year	$1,493	$171

Supplement Disclosures
Interest paid	$-	$-
Income tax paid	$-	$-

Non-Monetary Transactions
Interest accrued on preferred shares	-	$29,424
Common stock issued for service	$55,000	-
Common stock issued for convertible debt	$62,500	$25,996
Common stock issued for accrued expense – related party	$695,000	-
Retirement of derivative liability on debt conversion	-	$41,624
Preferred shares issued for payables	$881,321	-
Preferred shares issued for accrued liabilities – related party	$329,931	-
Preferred shares issued for service – related party	-	$34,292

The accompanying notes are an integral part of these consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to the Consolidated Financial Statements

Years Ended April 30, 2025 and 2024

NOTE 1 - NATURE OF BUSINESS AND CONTINUED OPERATIONS

Defense Technologies International Corp. (the “Company “) was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to represent the Company’s expansion goals more fully into the advanced technology sector.

Effective January 12, 2017, Passive Security Scan, Inc. (“PSSI”) was incorporated in the state of Utah as subsidiary controlled by the Company.  The Company transferred to PSSI its exclusive world-wide license to the defense, detection and protection security products previously acquired by the Company. The Company currently owns 76.28% of PSSI with 23.72% acquired by four individuals and entities. The Company plans to continue the development of the technology and conduct all sales and marketing activities in PSSI.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern.  Through April 30, 2025, the Company had no revenue, has accumulated deficit of $18,042,197 and a working capital deficit of $2,075,126 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.  Management plans to continue to provide for the Company’s capital needs during the year ending April 30, 2025 by issuing debt and equity securities and by the continued support of its related parties.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  There is no assurance that funding will be available to continue the Company’s business operations.

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

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU) No 2023-07 Segment Reporting This amendment is an update on all public entities that are required to report segment information in accordance with Topic 280 Segment Reporting. The amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU on an annual and interim bases requires disclosure of significant revenue and expenses on segmented basis. In addition to the measurements  that are most consistent with the measurement principles under generally accepted accounting principles (GAAP), a public entity is not precluded from reporting additional measures of a segment’s profit or loss that are used by the CODM in assessing segment performance and deciding how to allocate resources. The Company operates as a single reportable revenue segment under ASC 280, consistent with the management approach. The Company segments expenses into Research and development, consulting  and general and administrative expense. The Chief Operating Decision Maker (CODM), identified as the Chief Executive Officer, reviews financial performance and allocates resources on a consolidated basis. The Company’s operations are centered around the sale  of its passive portals which represents the sole source of revenue. The Company recognizes there will be an impact on how reporting may require recognitions of segmented gains or losses.   However, the Company believes, through their evaluation, there is no material impact this new guidance will have on its financial statements.

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

ASC Topic 606 prescribes a new five-step model entities should follow in order to recognize revenue in accordance with the core principle. These five steps are:

1.	Identify the contract(s) with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfied the performance obligations.

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

As of April 30, 2025, convertible debt and related accrued interest payable plus conversion of A, B and D preferred shares are convertible into 36,359,490 shares of the Company’s common stock.

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

As of April 30, 2025 and 2024, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were estimated as follows at April 30, 2025 and 2024:

	Total	Level 1	Level 2	Level 3
2024
Derivative liability	$37,211	$-	$-	$37,211

Total liability measured at fair value	$37,211	$-	$-	$37,211

2025
Derivative liability	$31,866	$-	$-	$31,866

Total liability measured at fair value	$31,866	$-	$-	$31,866

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

The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties at the end of each six-month period at the rate of the greater of 5% of gross sales used or sold, or the minimum royalty payment of $25,000.  The Company also agreed to compensate investors that have provided funding for the development of CCS’s technology with 5 shares of the Company’s common stock.  Additionally, CCS will be entitled to receive 1 share of the Company’s common stock upon completed sales of 1,000 passive scanner units based on the CCS technology.

The Independent Contractor Agreement between the Company and CCS provides that CCS will provide support for the development of the security technology and products.  An initial payment of $5,000 was paid to CCS plus ongoing hourly compensation for services provided.

The Company capitalized the costs to acquire the License Agreement, including the $25,000 initial licensing fee and the estimated value of $353,600 of the 5 shares of the Company’s common stock issued on November 10, 2016 to the CCS investors, which value was based on the closing market price of the Company’s common stock on the date of the Definitive Agreement. The Company has recorded a current liability of $87,500 in its consolidated balance sheet as of April 30, 2024 and $25,000 as of April 30, 2025.  The decrease in amount owed from year 2025 over 2024 is due to payment  in the form of preferred shares during the fiscal year ended April 30, 2025. Once sales of products based on the CCS technology begin, the Company will amortize the capitalized costs over the estimated life of the license agreement as determined by the legal life of patents issued.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum. As of April 30, 2025 the outstanding balance on the loan agreement was $125,287 plus accrued interest.

During the year ended April 30, 2023, the Company entered into a loan agreement with Star Anchor, a related party, for short term loans. The loans bear interest at 6% per annum. As of April 30, 2025, the outstanding balance on the loan agreement was $19,050 plus accrued interest.

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

During the year ended April 30, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the year ended April 30, 2025 the Company issued 10,000,000 shares of common stock with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the year ended  April 30, 2025 the Company issued 94,991 shares of series B preferred with a value of $367,431 to 2 related parties for accrued liabilities.

During the year ended April 30, 2025,  an officer of the Company advanced the Company $9,460.  The advance bears no interest and is due on August 28, 2025.

During the year, a related party  from time to time advances the Company funds. The outstanding balance as of April 30, 2025 was $8,060.

As of April 30, 2025 and 2024, the Company had payable balances due to related parties totaling $ 747,208 and $1,191,708, respectively, which resulted from transactions with shareholders, officers and directors of the Company.

NOTE 5 - NOTES PAYABLE

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. As of April 30, 2025 the Company owed the note holder $20,042 plus interest. As of April 30, 2025 the note is in default.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG for short term loans up to $100,000. The loans bear interest at 6% per annum.  As April 30, 2025 the outstanding balance on the loan agreement was $117,227 plus accrued interest. As of April 30, 2025 the note is in default.

During the year ended April 30, 2023, the Company entered into a loan agreement with Star Anchor for short term loans. The loans bear interest at 6% per annum. As of April 30, 2025, the outstanding balance on the loan agreement was $19,050 plus accrued interest.

On July 10, 2024 the Company issued a promissory note for $50,000, The note matures in one year from issuance. The note has an initial discount of $10,000 and is not convertible.

On December 13, 2024 the Company issued a promissory note to Mayday Management Inc, for $12,500 plus interest and cost accrued of $845.83. The note is due on February 10, 2025. As of April 30, 2025 the note is in default.

On December 26, 2024  the Company issued a promissory note for $50,000. The note matures July 11, 2025. The note has an initial discount of $10,000 and is not convertible.

On December 13, 2024  the Company issued a promissory note for $12,000. The note matures July 11, 2025. The note has an initial discount of $2,000 and is not convertible.

On January 7, 2025  the Company issued a promissory note for $50,000. The note matures July 11, 2025. The note has an initial discount of $10,000 and is not convertible

On January 21, 2025  the Company issued a promissory note for $43,500. The note matures July 11, 2025. The note has an initial discount of $8,500 and is not convertible

On February 12, 2025  the Company issued a promissory note for $105,000. The note matures July 11, 2025. The note has an initial discount of $15,000 and is not convertible,

On February 18, 2025  the Company issued a promissory note for $105,000. The note matures July 11, 2025. The note has an initial discount of $15,000 and is not convertible

 On March 11, 2025 the Company issued a promissory note for $25,000. The note matures July 11, 2025. The note has an initial discount of $5,000 and is not convertible.

As of April 30, 2025 and 2024, the outstanding balances of notes payable was $476,312 and $20,042, respectively.

As of April 30, 2025 and 2024, the Company had notes payable due to related parties totaling $ 161,092 and $150,020, respectively.

NOTE 6 - CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $25 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of April 30, 2025 the balance of the notes was $7,000 plus interest.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018.  Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception.  The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes.  The Company issued shares of series A preferred with a value of $25,000 for payment against the convertible note.  On April 28, 2023, the Company issued 145,000 shares of common stock with a value of $7,250 for payment against the note.

During the year ended April 30, 2025 the Company issued 1,250,000 shares of common stock to RAB Investments in a conversion of a notes payable, with a value of $62,500. As of April 30, 2025, the outstanding balance of the notes were $197,085 plus interest.

During the year ended April 30, 2024, the Company issued 1,262,617 shares of common stock in the conversion of $25,996 convertible notes and accrued interest.

As of April 30, 2025, and April 30, 2024, the convertible debt outstanding, net of discount, was $185,762 and $279,085.

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

As of April 30, 2025, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the year ended April 30, 2025

	Level 1	Level 2	Level 3
Balance at April 30, 2024	$-	$-	$37,211
Change in fair value of derivative liability	-	-	(5,345)

Balance at April 30, 2025	$-	$-	$31,866

The estimated fair value of the derivative liabilities at April 30, 2025 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.00%
Expected life in years	0.10
Dividend yield	0%
Expected volatility	228.00%

NOTE 8 - EQUITY

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

During the year ended April 30, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the year ended April 30, 2025 the  Company issued 213,314 shares of series B preferred shares  to settle $843,831 for accrued payables. The result of this issuance was a gain on debt of approximately $773,231.

During the year ended April 30, 2025 the Company issued 1,631,143 shares of common stock  for the conversion of 26 shares of series D preferred shares.

During the year ended April 30, 2025 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the year ended April 30, 2025 the Company issued 94,991 shares of series B preferred with a value of $367,431 to 2 related parties for accrued liabilities.

As of April 30, 2025 the Company has 3,635,949 shares of preferred stock consisting of 2,535,135 Series A shares, 1,100,254 Series B shares and 560 Series D preferred shares issued and outstanding. The conversion price for the 560 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion.

Common Stock:

The Company has 600,000,000 shares of $0.0001 par value common stock authorized.  During the year ended April 30, 2022 the Company completed a reverse split of one share for each 500 shares. The presentation of the common shares are retroactive in the number of shares outstanding for both 2022 and 2021. The reverse resulted in a decrease in common stock and an increase in paid in capital.

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

During the year ended April 30, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the year ended April 30, 2025 the Company issued 850,000 shares of common stock with a value of $55,000 for the payment of consulting fees.

During the year ended April 30, 2025 the Company issued 1,631,143 shares of common stock  for the conversion of 26 shares of series D preferred shares.

During the year ended April 30, 2025 the Company issued 1,250,000 shares of common stock with a value of $62,500 for the conversion of convertible debt.

During the year ended April 30, 2025 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

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

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company’s deferred tax assets for the Company consisted of the following as of April 30, 2025 and 2024:

	2025	2024

Income/(Loss) Before Income Taxes	$(936,950)	$(575,766)
Taxable income(loss)	936,950	575,766
Valuation Allowance
Net Operating Losses	(9,064,876)	(8,127,926)
Tax Rate	21%	21%

Deferred Tax Assets	(1,903,624)	(1,706,854)
Valuation Allowance	1,903,624	1,706,854
Net Deferred Tax Assets	$-	$-

The Company had a net loss of for the years ended April 30, 2025 and 2024, respectively. As of April 30, 2025 the Company had a net operating loss carry forward of $9,064,876 which can be used to offset future taxable income.

A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended April 30, 2025 and 2024 as follows:

	2025	2024
U.S. federal statutory rate	21%	21%
Net operating loss	(21)%	(21)%
Effective tax rate	-%	-%

The Company’s tax years within the United States remain open for review back to 2016.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has the following commitments as of April 30, 2025:

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

NOTE 11 – SUBSEQUENT EVENTS

On May 1, 2025 the Company converted a note for $12,500 into 100,000 shares of series B Preferred stock.

On May 5, 2025 the Company issued 100,000  shares of preferred B shares with a value of $12,500 for the conversion of a note payable.

On May 6, 2025  the Company issued a promissory note for $12,000. The note matures July 11, 2025. The note has an initial discount of $2,000 and is not convertible.

On May 27, 2025  the Company issued a promissory note for $12,000. The note matures July 11, 2025. The note has an initial discount of $2,000 and is not convertible

On June 26, 2025  the Company issued a promissory note for $9,400. The note matures July 11, 2025. The note has an initial discount of $1,900 and is not convertible.

On July 25, 2025 the company issued 1,628,667 shares of common stock with a value $16,287 for the conversion of 15 shares of preferred D shares.

On July 29, 2025  the Company issued a promissory note for $12,000. The note matures September, 2025. The note has an initial discount of $2,000 and is not convertible.

On August 12, 2025  the Company issued a promissory note for $18,000. The note matures September 10, 2025. The note has an initial discount of $3,000 and is not convertible.

On September 5, 2025 the Company issued 1,755,209 shares of common stock with a value of $17,552 for the conversion of 15 preferred D shares.

The Company has evaluated subsequent events to determine events occurring after April 30, 2025 through the date of this report that would have a material impact on the Company’s financial results or require disclosure and have determined none exist except as noted above in this Note.

