Form 10-Q
period 2025-07-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2025-12-08
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2025

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

As of December 5, 2025, there were 37,531,767 shares of the registrant’s common stock, 2,535,135 Series A preferred and  1,200,254 Series B preferred and 531 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets
	July 31, 2025	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,422	$1,493
Inventory	7,599	7,599
Total current assets		9,092

Total assets	$10,021	$9,092

Current liabilities:
Accounts payable and accrued expense	$206,213	$172,082
Accrued licenses agreement payable	37,500	25,000
Accrued interest and fees payable	227,238	220,521
Convertible notes payable, net of discount	215,391	185,762
Derivative liability	36,974	31,866
Payables – related parties	838,708	747,208
Customer deposits	40,375	40,375
Stock payable	24,000	24,000
Notes payable	511,288	476,312
Note payable- related party	171,892	161,092
Total current liabilities	2,309,579	2,084,218

Total liabilities	$2,309,579	$2,084,218

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B –1,200,254 and 1,100,254 shares issued and outstanding, respectively	120	110
Series D – 579 and 600 shares issued and outstanding, respectively	-	-

Common stock, $0.0001 par value; 600,000,000 shares authorized, 35,776,558 and 34,147,881 shares issued and outstanding, respectively	3,579	3,416
Additional paid-in capital	16,343,852	16,324,169
Accumulated deficit	(18,271,717)	(18,042,197)
Total	(1,923,913)	(1,714,249)
Non-controlling interest	(375,645)	(360,877)
Total stockholders’ deficit	(2,299,558)	(2,075,126)

Total liabilities and stockholders’ deficit	$10,021	$9,092

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of July 31,
(Unaudited)

	Three Months
	2025	2024
Expenses:
Consulting	$100,250	$117,500
General and administrative	86,980	46,017

Total expenses	187,230	163,517

Loss from operations	(187,230)	(163,517)

Other income (expense):
Interest and other income (expense)	(7,065)	(7,058)
Loan origination fee	(37,529)	(10,000)
Loss on notes	-	(295,000)
Gain (loss) on derivative liability	(5,108)	8,166

Total other income (expense)	(49,702)	(303,892)

Income (loss) before income taxes	(236,932)	(467,409)

Provision for income taxes	-	-

Net income (loss) before non-controlling interest	(236,932)	(467,409)

Non- controlling interest in net loss of the consolidated subsidiary	14,768	6,170

Net income (loss) attributed to the Company	$(222,164)	$(461,239)

Net income (loss) per common share: Basic and dilutive	$(0.00)	$(0.10)
Weighted average common shares outstanding:
Basic and dilutive	34,255,266	17,986,515

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Shareholders’ Deficit

For the Three  Months Ended July 31, 2025 and 2024

 (Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at April 30, 2024	4,396,363	$439	9,729,878	$974	$15,067,580	$(17,116,309)	$(315,046)	$(2,362,362)
Common stock issued for B preferred conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	-	-
Common stock issued for D preferred conversion	(7)	-	431,181	43	(43)		-	-
Common stock issued for accrued expense – RP	-	-	10,000,000	1,000	694,000	-	-	695,000
Common stock issued for services	-	-	100,000	10	9,990	-	-	10,000
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(461,239)	(6,170)	(467,409)
Balance at July 31, 2024	3,327,664	332	30,947,919	3,096	15,777,921	(17,584,904)	(321,216)	(2,124,771)

Balance at April 30, 2025	3,635,950	$363	34,147,881	$3,416	$16,324,169	$(18,042,197)	$(360,877)	$(2,075,126)
Preferred shares issued for debt conversion	100,000	10	-	-	12,490	-	-	12,500
Common stock issued for D preferred conversion	(14)		1,628,667	163	(163)	-	-	-
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(222,164)	(14,768)	(236,932)
Balance at July 31, 2025	3,735,936	$373	35,776,558	$3,579	$16,343,852	$(18,271,717)	$(375,645)	$(2,299,558)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(236,932)	$(467,409)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service for service	-	10,000
(Gain) loss on derivative liability	5,108	(8,166)
Debt discount	29,629
Loan origination fee	7,900	10,000
Loss on notes	-	295,000
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	53,348	(66,975)
Increase in payables – related parties	91,500	188,159
Net cash provided by (used in) operating activities	(49,447)	(39,391)

Cash flows from financing activities
Proceeds from notes payable- related party	39,576	(273)
Proceeds from notes payable	10,800	40,000
Net cash provided by financing activities	50,376	39,727

Net increase (decrease) in cash	929	336
Cash at beginning of period	1,493	171
Cash at end of period	$2,422	$507

Supplement Disclosures
Interest Paid	-	-
Income tax Paid	-	-

Noncash financing and investing activities
Interest accrued on preferred shares	$7,356	7,356
Common stock issued for conversion of notes	$16,287	-
Series B preferred issued for notes payable	$12,500	-

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of July 31, 2025

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

The interim condensed consolidated financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2025 included in its Annual Report on Form 10-K filed with the SEC.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of July 31, 2025, the consolidated results of its operations and its consolidated cash flows for the three months ended July 31, 2025 and 2024. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date. All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of July 31, 2025 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of July 31, 2025 and April 30, 2025 the value of the inventory was $7,599.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of July 31, 2025, the Company had potential shares issuable under convertible preferred shares of  37,353,890 and convertible debt of 532,262 for a total of 37,886,152.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through July 31, 2025, the Company had no revenues, has accumulated deficit of $18,271,717 and a working capital deficit of $2,229,558 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum. As of July 31, 2025, the outstanding balance on the loan agreement was $122,127 plus accrued interest.

During the three months ending July 31,2024 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the three months ending July 31,2024 the Company issued 10,000,000 with a value of $400,000 for the payment of related party debt.

As of July 31, 2025 and April 30, 2025, the Company had payable balances due to related parties totaling $838,708 and  $ 747,208, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of  $7,500 thirty days after the initial payment. As of July 31, 2025 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of July 31, 2025, the outstanding balance on the loan agreement was $122,137 plus accrued interest.

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

As of July 31, 2025 and April 30, 2025 the outstanding balances of notes payable  was $511,288 and $476,312,  respectively.

NOTE – 6:  CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of July 31, 2025 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock. As of July 31, 2025, the note has a balance of $12,500 plus interest and is currently in default.

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

As of July 31, 2025,  the outstanding balance of the note were $197,085 plus interest.

As of July 31, 2025, and April 30, 2025, the convertible debt outstanding, net of discount, was $215,391 and $185,762, respectively.

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

As of July 31, 2025, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the three months ended July 31, 2025:

	Level 1	Level 2	Level 3
Balance at April 30, 2025	$-	$-	$31,866
Change in fair value of derivative liability	-	-	5,108

Balance at July 31, 2025	$-	$-	$36,974

The estimated fair value of the derivative liabilities at July 31, 2025 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.50
Expected life in years	0.10
Dividend yield	0%
Expected volatility	241.00%

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

During the three months ended July 31, 2025, the Company issued 1,628,667 shares of common stock for the conversion of 14 series D preferred with a value of $16,287.

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

During the three months ended July 31, 2025 the Company converted a note for $12,500 into 100,000 shares of series B Preferred stock.

During the three months ended July 31, 2025, the Company issued 1,628,667 shares of common stock for the conversion of 14 series D preferred with a value of $16,287.

As of July 31, 2025 the Company has 3,735,920 shares of preferred stock consisting of; 2,535,135 Series A shares, 1,200,254 Series B shares and 546 Series D preferred share issued and outstanding. The conversion price for the 546 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion,

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of July 31, 2025:

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

NOTE  10:  SUBSEQUENT EVENTS

On August 12 2025,  the Company issued a promissory note for $18,000. The note matures September 10, 2025. The note has an initial discount of $3,000 and is not convertible.

On September 5, 2025 the Company issued 1,755,209 shares of common stock with a value of $17,552 for the conversion of 15 preferred D shares.

On September 16, 2025 the Company issued a promissory note for $12,000.The note matured on October 15, 2025.  The note has an initial discount of $2,000 and is not convertible.

On November 6, 2025 the Company issued a promissory note for $12,000.The note matures on December 15, 2025.  The note has an initial discount of $2,000 and is not convertible.

The Company has evaluated subsequent events to determine events occurring after July 31, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

Results of Operations

During the three  months ended July 31, 2025, the Company did not receive any revenue.

Our operating expenses for the three months ended July 31, 2025 was $187,230 compared to $163,517 for the same period in 2024. The variance was due primarily to lower consulting costs, which were $100,250 compared to $117,500 for the same period in 2024; offset by higher general and administrative costs of $86,980 for the three months periods ending July 31, 2025 compared to $46,017 in the same period in 2024.

Interest expenses incurred in the three months  periods ended July 31, 2025 was $7,065 compared to interest expense of $7,058 for the three-month periods in 2024. Loan origination fees of $37,529 was incurred as of July 31, 2025 compared to$10,000 in 2024, along with a loss on notes of $295,000 being incurred during the period in 2024.

Change in derivative liability resulted in a loss of 5,109 for the three months period ended July 31, 2025 compared to a gain of $8,166 for the same period in 2024 We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable. These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

Total other income and expense for the three-month periods ended  July 31, 2025 was other expense of $49,702, compared to other expense of $303,892 for the same periods  in 2024.

Net loss before non-controlling interest for the three-month periods ended July 31, 2025 were a net loss of  $236,932 compared to a loss of $467,409 for the same periods in 2024. After adjusting for our consolidated subsidiary, net loss for the three-month period ended July 31, 2025 was a net loss of $222,164 compared to a net loss of $461,239 for the same period in 2024.

Liquidity and Capital Resources

At July 31, 2025 the Company had total current assets of $10,021 and total current liabilities of $2,309,579 resulting in a working capital deficit of $2,299,588. Included in our current liabilities and working capital deficit at July 31, 2025 are derivative liabilities totaling $36,974 related to the conversion features of certain of our convertible notes payable, convertible notes of $215,391, net of discount, payables due related parties of $838,708, accounts payable and accrued expense of $206,213, accrued interest of $227,238, notes payable related parties $171,892 and notes payables of $511,288. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the three months ended July 31, 2025, net cash used in operating activities was $49,447 compared to cash used of $39,391in the same period in 2024. Net cash used in the three-month 2025 period consisted of net loss of $236,932, change in payables to related parties of  $91,500 and increase in accounts payable of $53,348.

During the three months ended July 31, 2025 net cash provided by financing activities was $50,376 consisting of notes payable related parties of $39,576 and notes payable of $10,800.  We have had no revenue and paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2025, the Company issued 1,628,667 shares of common stock for the conversion of 14 series D preferred with a value of $16,287.

On September 5, 2025, the Company issued 1,755,209 shares of common stock with a value of $17,552 for the conversion of 15 preferred D shares.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: December 5, 2025	By:	/s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer

