Form 10-Q
period 2025-10-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2026-02-09
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

As of  February 9, 2026, there were 37,531,767 shares of the registrant’s common stock, 2,535,135 Series A preferred and 1,200,254 Series B preferred and 531 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE THREE AND SIX-MONTH PERIODS ENDED OCTOBER  31, 2025 AND 2024

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Balance Sheets

	October 31, 2025	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$63	$1,493
Inventory	7,599	7,599
Total current assets	7,662	9,092

Total assets	$7,662	$9,092

Current liabilities:
Accounts payable and accrued expense	$197,596	$172,082
Accrued licenses agreement payable	50,000	25,000
Accrued interest and fees payable	233,491	220,521
Convertible notes payable, net of discount	215,392	185,762
Derivative liabilities	53,333	31,866
Payables – related parties	937,877	747,208
Customer deposits	40,375	40,375
Stock payable	24,000	24,000
Notes payable	541,288	476,312
Note payable- related party	183,662	161,092
Total current liabilities	2,477,014	2,084,218

Total liabilities	$2,477,014	$2,084,218

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B –1,200,254 and 1,100,254 shares issued and outstanding, respectively	120	110
Series D – 531 and 600 shares issued and outstanding, respectively	-	-

Common stock, $0.0001 par value; 600,000,000 shares authorized, 37,531,767 and 34,147,891 shares issued and outstanding, respectively	3,754	3,416
Additional paid-in capital	16,352,533	16,324,169
Accumulated deficit	(18,439,015)	(18,042,197)
Total	(2,082,355)	(1,714,249)
Non-controlling interest	(386,997)	(360,877)
Total stockholders’ deficit	(2,469,352)	(2,075,126)

Total liabilities and stockholders’ deficit	$7,662	$9,092

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Operations

As of October 31,

(Unaudited)

	Three Months		Six Months
	2025	2024	2025	2024
Expenses:
Consulting	$80,000	$219,292	$180,250	$336,792
General and administrative	62,182	146,773	149,162	192,790

Total expenses	142,182	366,065	329,412	529,582

Loss from operations	(142,182)	(366,065)	(329,412)	(529,582)

Other income (expense):
Gain on debt settlement	-	723,065	-	723,065
Interest and other income (expense)	(6,253)	(7,096)	(13,318)	(14,154)
Gain (loss) on accounts payable	-	45,000		(250,000)
Loss on origination fee	(5,000)	-	(42,529)	(5,000)
Loss on notes	(1,500)	-	(1,500)	(5,000)
Gain (loss) on derivative liability	(16,359)	(709)	(21,467)	7,457

Total other income (expense)	(29,112)	760,260	(78,814)	456,368

Income (loss) before income taxes	(171,294)	394,195	(408,226)	(73,214)

Provision for income taxes	-	-	-	-

Net income (loss) before non-controlling interest	(171,294)	394,195	(408,226)	(73,214)

Non- controlling interest in net loss of the consolidated subsidiary	11,352	4,332	26,120	10,502

Net income (loss) attributed to the Company	$(159,942)	$398,527	$(382,106)	$(62,712)

Net income (loss) per common share: Basic	$(0.00)	$0.01	$(0.00)	$(0.00)
Net income(loss) per common share: Diluted	$(0.00)	$0.01	$(0.00)	$(0.00)
Weighted average common shares outstanding: Basic	36,258,748	30,947,919	35,239,110	29,243,883
Weighted average common shares outstanding: Diluted	36,258,748	66,931,819	35,239,110	29,243,883

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three  and Six Months Ended October 31, 2025 and 2024

 (Unaudited)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at April 30, 2024	4,396,363	$439	9,729,878	$974	$15,067,580	$(17,116,309)	$(315,046)	$(2,362,362)
Common stock issued for B preferred conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	-	-	-
Common stock issued for D preferred conversion	(7)	-	431,181	43	(43)		-	-
Common stock issued for accrued expense – RP	-	-	10,000,000	1,000	694,000	-	-	695,000
Common stock issued for services	-	-	100,000	10	9,990	-	-	10,000
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(461,239)	(6,170)	(467,409)
Balance at July 31, 2024	3,327,664	$332	30,947,919	$3,096	$15,777,921	$(17,584,904)	$(321,216)	$(2,124,771)
Series B shares issued for accrued expenses	191,314	19	-	-	789,312	-	-	789,332
Series B shares issued for accrued expenses-RP	79,991	8	-	-	329,922	-	-	329,930
Settlement on debt	-	-	-	-	(723,065)	-	-	(723,065)
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net income (loss)	-	-	-	-	-	398,527	(4,332)	394,195
Balance at October 31, 2024	3,598,969	$359	$30,947,919	$3,096	$16,181,447	$(17,193,733)	$(325,548)	$(1,334,379)

Balance at April 30, 2025	3,635,950	$363	$34,147,881	$3,416	$16,324,169	$(18,042,197)	$(360,877)	$(2,075,126)
Preferred Shares issued for debt conversion	100,000	10	-	-	12,490	-	-	12,500
Common stock issued for D preferred conversion	(14)		1,628,667	163	(163)	-	-	-
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(222,164)	(14,768)	(236,932)
Balance at July 31, 2025	3,735,936	$373	$35,776,558	$3,579	$16,343,852	$(18,271,717)	$(375,645)	$(2,299,558)
Common stock for D series conversion	(15)	-	1,755,209	175	(175)	-	-	-
Loss on notes	-	-	-	-	1,500	-	-	1,500
Dividend on D series preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss		-	-	-	-	(159,942)	(11,352)	(171,294)
Balance at October 31, 2025	3,735,921	$373	37,531,767	$3,754	$16,352,533	$(18,439,015)	$(386,997)	$(2,469,352)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(408,226)	$(73,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service	-	10,000
(Gain) loss on derivative liability	21,467	(7,457)
Loss on notes	29,629	10,000
Debt settlement	1,500	-
Loan origination fee	7,900	-
Gain on debt extinguishment	-	(428,065)
Change in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable and accrued expenses	63,484	382,953
Increase in payables – related parties	190,669	65,180
Net cash provided by (used in) operating activities	(93,577)	(40,603)

Cash flows from financing activities
Proceeds from notes payable- related party	41,803	933
Proceeds from notes payable	80,400	40,000
Repayment on notes payable	(30,056)	(273)
Net cash provided by financing activities	92,147	40,660

Net increase (decrease) in cash	(1,430)	57
Cash at beginning of period	1,493	171
Cash at end of period	$63	$228

Supplement Disclosures
Interest Paid
Income tax Paid

Noncash financing and investing activities
Common stock issued for conversion of Series A preferred	-	$400,000
Interest accrued on preferred shares	$14,712	$14,712
Series B preferred issued for conversion of notes payable	$12,500	-
Series B preferred issued for accrued expense	-	$789,332
Series B preferred issued for accrued expense- related parties	-	$331,992

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of October 31, 2025

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of October 31, 2025, the consolidated results of its operations and its consolidated cash flows for the six months ended October 31, 2025 and 2024.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

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

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of October 31, 2025 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of October 31, 2025 and April 30, 2025 the value of the inventory was $7,599.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of October 31, 2025, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 34,344,987.

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

NOTE - 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through October 31, 2025, the Company had no revenues, has accumulated deficit of $18,439,015 and a working capital deficit of $2,469,352 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company's capital needs during the year ending April 30, 2026 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE - 3: RELATED PARTY TRANSACTIONS

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum. As of October 31, 2025, the outstanding balance on the loan agreement was $117,708 plus accrued interest.

During the six  months ending October 31,2024 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the six months ending October 31,2024 the Company issued 10,000,000 with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the six months ending October 31, 2024 the Company issued 79,991 shares of series B preferred with a value of $329,930 to 2 related parties for accrued liabilities. The transaction resulted in a gain on debt settlement which was recorded as paid in capital.

As of October 31, 2025, and April 30, 2025, the Company had payable balances due to related parties totaling $937,877 and $747,208, respectively.

NOTE - 4: NOTES PAYABLE

On March 5, 2018, the Company subsidiary PSSI entered into a note agreement with Premium Marketing Associates, LLC for $25,000. The funds were designated for use in a marketing agreement with the Edward Fitzgerald Group for raising funds for PSSI. The note was to be repaid from investment fund generated by the Fitzgerald group plus 15% of the funds generated are paid to the investor.

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of  $7,500 thirty days after the initial payment. As of October 31, 2025 the $7,500 had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of October 31, 2025, the outstanding balance on the loan agreement was $117,708 plus accrued interest.

On July 11, 2024 the Company issued a promissory note for $50,000, The note matures in one year from issuance and bears interest at 10% per annum.  The note has an initial discount of $10,000 and is not convertible.

On December 13, 2024 the Company issued a note for $12,500. The Note matured on July 11, 2025. On May 25, 2025 the Company issued 100,000 shares of series B preferred in payment of the note.

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

On September 16, 2025, the Company issued a promissory note for $12,000. The note matures September 10, 2025. The note has an initial discount of $2,000 and is not convertible.

The Company periodically receives advances from RAB Investments. The advances are payable on demand and bear no interest. As of October 31, 2025, the outstanding balance due from the Company was $10,230.

As of October 31, 2025, and April 30, 2025 the outstanding balances of notes payable were $541,288 and $476,312, respectively.

NOTE - 5: CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share. The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of October 31, 2025 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of October 31, 2025, the note has a balance of $12,500 plus interest and is currently in default.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. The note is convertible into common stock of the Company at $25 per share. As of October 31, 2025,  the outstanding balance of the note were $197,085 plus interest.

During the six months ending October 31, 2024 the Company issued 10,000,000 shares of common stock with a value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

As of October 31, 2025, and April 30, 2025, the convertible debt outstanding, net of discount, was $215,392 and $185,762, respectively.

NOTE - 6: FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

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

As of October 31, 2025, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the six months ended October 31, 2025:

	Level 1	Level 2	Level 3
Balance at April 30, 2025	$-	$-	$31,866
Change in fair value of derivative liability	-	-	21,467

Balance at October 31, 2025	$-	$-	$53,533

The estimated fair value of the derivative liabilities at October 31, 2025 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.50
Expected life in years	0.10
Dividend yield	0%
Expected volatility	254.00%

NOTE - 7: EQUITY

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

During the six months ending October 31, 2024 the Company issued 10,000,000 shares of common stock with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the six months period ended October 31, 2025, the Company issued 3,383,876 shares of common stock with a value of $33,839 for the conversion of 29 preferred D shares.

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

During the six months period ended October 31, 2025, the Company issued 3,383,876 shares of common stock with a value of $33,839 for the conversion of 29 preferred D shares.

As of October 31, 2025, the Company has 3,736,120 shares of preferred stock consisting of; 2,535,135 Series A shares, 1,200,254 Series B shares and 531 Series D preferred share issued and outstanding. The conversion price for the 531 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion.

NOTE - 8: COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of October 31, 2025:

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

NOTE - 9: SUBSEQUENT EVENTS

On January 29, 2026 the Company issued a note for $6,000. The note matures on March 30, 2026. The note has an original discount of $1,000.

The Company has evaluated subsequent events to determine events occurring after October 31, 2025 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

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

Results of Operations

During the three and six months ended October 31, 2025 and 2024, the Company did not receive any revenue.

Our operating expenses for the three and six months ended October 31, 2025, were $142,182 and $329,412 compared to $366,065 and $529,582 for the same periods in 2024. The variance was due primarily to lower consulting costs, which were $80,000 and $180,250 compared to $219,292 and $336,792 for the same periods in 2024; along with lower general and administrative costs of $62,182 and $149,162 compared to $146,773 and $192,790 in the same periods in 2024.

Interest expenses incurred in the three and six month periods ended October 31, 2025, were $6,253 and $13,318 compared to $7,096 and $14,154 for the same periods in 2024.  A loan origination fee of $5,000 and $42,529 was incurred during the three and six months ended October 31, 2025, compared  to $5,000 during the six months in 2024, along with a loss on notes of $5,000 being incurred during the period in 2024. The Company had a gain on debt settlement of $723,065 in the three and six months periods in 2024 along with a loss on accounts payable of $250,000 for the six months period in 2024.

Change in derivative liability resulted in a loss of $16,359 and $21,467  for the three and six months period ended October 31, 2025, compared to a loss of $709 for the three months period and gain of $7,457 during the six months period for the same period in 2024. We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period and the fluctuation may be material.

Total other income and expense for the three and six month periods ended October 31, 2025 was a loss of $29,112 and $78,814, compared to other income of $394,195 and other loss of $73,214 for the same periods in 2024.

Net loss before non-controlling interest for the three and six month periods ended October 31, 2025, were a net loss of $171,294 and $408,226 compared to a net income of $394,195 and net loss of $73,214 for the same periods in 2024. After adjusting for our consolidated subsidiary, net loss for the three and six-month period ended October  31, 2025 was a net loss of $159,942 and $382,106 compared to a net income of $398,527 and net loss of $62,712 for the same periods in 2024.

Liquidity and Capital Resources

At October 31, 2025 the Company had total current assets of $7,662 and total current liabilities of $2,477,014 resulting in a working capital deficit of $2,469,352.  Included in our current liabilities and working capital deficit at October 31, 2025 are derivative liabilities totaling $53,333 related to the conversion features of certain of our convertible notes payable, convertible notes of $215,392, net of discount, payables due related parties of $937,877, accounts payable and accrued expense of $197,596, accrued interest and fees payable of $233,491, notes payable related parties $183,662 and notes payables of $541,288. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the six months period ended October 31, 2025, net cash used in operating activities was $93,577 compared to cash used of $40,603 in the same period in 2024. Net cash used in the six months period in 2025 consisted of net loss of $408,226, change in payables to related parties of $190,669, increase in accounts payable of $63,484, along with loss on notes of $29,629, loss on derivative of $21,467, loss on notes of $29,629, debt settlement of $1,500 and Loan origination fees of $7,900.

During the six months ended October  31, 2025 net cash provided by financing activities was $92,147 consisting of proceeds from notes payable related parties of 41,803 and notes payable of $80,400 offset by repayment of notes payable of $30,056.  We have had no revenue and have paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months period ended October 31, 2025, the Company issued 3,383,876 shares of common stock with a value of $33,839 for the conversion of 29 preferred D shares.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: February 9, 2026	By:	/s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer

