Form 10-Q
period 2026-01-31
DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
filed 2026-04-24
CIK 1533357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-54851

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	99-0363802
(State of Incorporation)	(I.R.S. Employer Identification Number)

2683 Vía De La Valle, Suite G418, Del Mar CA 92014

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 23, 2026, there were 37,531,767 shares of the registrant’s common stock,  2,535,135 Series A preferred and  1,200,254 Series B preferred and 531 Series D preferred: $0.0001 par value, outstanding.

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

FORM 10-Q

FOR THE NINE-MONTH PERIODS ENDED JANUARY 31, 2026 AND 2025

PART  I   —   FINANCIAL INFORMATION

Item 1. Financial Statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Balance Sheets

	January 31, 2026	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$192	$1,493
Inventory	7,599	7,599
Total current assets	7,791	9,092

Total assets	$7,791	$9,092

Current liabilities:
Accounts payable and accrued expense	$216,670	$172,082
Accrued licenses agreement payable	62,500	25,000
Accrued interest and fees payable	261,541	220,521
Convertible notes payable, net of discount	215,392	185,762
Derivative liabilities	68,645	31,866
Payables – related parties	1,014,693	747,208
Customer deposits	40,375	40,375
Stock payable	24,000	24,000
Notes payable	565,288	476,312
Note payable- related party	199,844	161,092
Total current liabilities	2,668,948	2,084,218

Total liabilities	$2,668,948	$2,084,218

Commitments and Contingencies	-	-

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized, Series A – 2,535,135 and 2,535,135 shares issued and outstanding, respectively	253	253
Series B –1,200,254 and 1,100,254 shares issued and outstanding, respectively	120	110
Series D – 531 and 560 shares issued and outstanding, respectively	-	-

Common stock, $0.0001 par value; 600,000,000 shares authorized, 35,531,767 and 34,147,881 shares issued and outstanding, respectively	3,754	3,416
Additional paid-in capital	16,359,889	16,324,169
Accumulated deficit	(18,628,736)	(18,042,197)
Total	(2,264,720)	(1,714,249)
Non-controlling interest	(396,437)	(360,877)
Total stockholders’ deficit	(2,661,157)	(2,075,126)

Total liabilities and stockholders’ deficit	$7,791	$9,092

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary
Condensed Consolidated Statements of Operations
As of January 31,
(Unaudited)

	Three Months		Nine Months
	2026	2025	2026	2025
Expenses:
Consulting	$75,250	$93,200	$255,250	$429,992
General and administrative	68,503	223,603	217,914	421,758

Total expenses	143,753	316,803	473,164	851,750

Loss from operations	(143,753)	(316,803)	(473,164)	(851,750)

Other income (expense):
Gain (loss) on debt settlement	-	50,166	(1,500)	773,231
Interest and other income (expense)	(28,740)	(6,408)	(42,058)	(30,562)
Gain (loss) on accounts payable	-	-	-	(250,000)
Loss on Origination fee	(1,000)		(43,529)	-
Debt discount	(3,000)	-	(3,000)	-
Gain (loss) on derivative liability	(15,312)	5,633	(36,779)	13,090

Total other income (expense)	(48,052)	49,391	(126,866)	505,759

Income (loss) before income taxes	(191,805)	(267,412)	(600,030)	(345,991)

Provision for income taxes	-	-	-	-

Net income (loss) before non-controlling interest	(191,805)	(267,412)	(600,030)	(345,991)

Non- controlling interest in net income (loss) of the consolidated subsidiary	9,440	5,366	35,559	15,867

Net income (loss) attributed to the Company	$(182,365)	$(262,046)	$(564,471)	$(330,124)

Net income (loss) per common share: Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding:
Basic and diluted	37,531,757	32,207,256	35,481,003	27,175,776

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three  and Nine Months Ended January 31, 2026 and 2025

(Unaudited)

					Additional		Non-	Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at April 30, 2024	4,396,363	$439	9,729,878	$974	$15,067,580	$(17,116,309)	$(315,046	$(2,362,362)
Common stock issued for B preferred conversion	(1,068,686)	(107)	10,686,860	1,069	(962)	-	-	-
Common stock issued for D preferred conversion	(7)	-	431,181	43	(43)		-	-
Common stock issued for accrued expense – RP	-	-	10,000,000	1,000	694,000	-	-	695,000
Common stock issued for services	-	-	100,000	10	9,990	-	-	10,000
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(461,239)	(6,170)	(467,409)
Balance at July 31, 2024	3,327,664	332	30,947,919	3,096	15,777,921	(17,584,904)	(321,216)	(2,124,771)
Series B shares issued for accrued expenses	191,314	19	-	-	789,312	-	-	789,332
Series B shares issued for accrued expenses-RP	79,991	8	-	-	329,922	-	-	329,930
Settlement on debt	-	-	-	-	(723,065)	-	-	(723,065)
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net income (loss)	-	-	-	-	-	398,527	(4,332)	394,195
Balance at October 31, 2024	3,598,969	$359	30,947,919	$3,096	$16,181,447	$(17,193,733)	$(325,548)	$(1,334,379)
B series issued for accrued expense	22,000	3	-	-	54,496	-	-	54,499
B series issued for accrued expenses- RP	15,000	1	-	-	37,500	-	-	37,501
Common stock issued for service	-	-	750,000	75	44,929	-	-	45,000
Common stock issued for convertible notes	-	-	1,250,000	125	62,375	-	-	62,500
Common stock issued for D series conversion	-	-	1,199,962	120	(120)	-	-	-
Debt settlement	-	-	-	-	(50,166)	-	-	(50,166)
Stock based compensation	-	-	-	-	(21,000)	-	-	(21,000)
Dividend on B series preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(267,412)	(5,366)	(272,778)
Balance at January 31, 2025	3,635,969	$363	34,147,881	$3,416	$16,316,813	$(17,468,501)	$(330,914)	$(1,478,823)

Balance at April 30, 2025	3,635,950	$363	34,147,881	$3,416	$16,324,169	$(18,042,197)	$(360,877)	$(2,075,126)
Common stock issued for D preferred conversion	(14)		1,628,667	163	(163)	-	-	-
Preferred Shares issued for debt conversion	100,000	10	-	-	12,490	-	-	12,500
Dividend on series D preferred	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(222,164)	(14,768)	(236,932)
Balance at July 31, 2025	3,735,936	$373	35,775,558	$3,579	$16,343,852	$(18,271,717)	$(375,645)	$(22,299,588)
Common stock for D series conversion	(15)	-	1,755,209	175	(175)	-	-	-
Loss on notes	-	-	-	-	1,500	-	-	1,500
Dividend on D series preferred	-	-	-	-	7,356	(7,335)	-	-
Net loss	-	-	-	-	-	(159,942)	(11,352)	(171,294)
Balance at October 31, 2025	3,735,921	$373	37,531,767	$3,754	$16,352,533	$(18,439,015)	$(386,997)	$(2,469,352)
Deemed dividend	-	-	-	-	7,356	(7,356)	-	-
Net loss	-	-	-	-	-	(182,365)	(9,440)	(191,805)
Balance at January 31, 2026	3,735,935	$373	37,531,767	$3,754	$16,359,889	$(18,628,736)	$(396,437)	$(2,661,157)

See notes to condensed consolidated financial statements

Defense Technologies International Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(600,030)	$(345,991)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Common stock issued for service	-	58,000
(Gain) loss on derivative liability	36,779	(13,090)
Loss on debt settlement	1,500	-
Loss on notes	29,630	-
Debt discount	-	9,677
Loan origination fee	10,900	-
Gain on debt extinguishment	-	(773,231)
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	123,108	506,860
Increase in payables – related parties	267,484	390,629
Net cash provided by (used in) operating activities	(130,629)	(167,146)

Cash flows from financing activities
Proceeds from notes payable- related party	-	6,975
Proceeds from notes payable	163,599	178,000
Repayment on notes payable	(34,271)	(15,403)
Net cash provided by financing activities	129,328	169,572

Net increase (decrease) in cash	(1,301)	2,426
Cash at beginning of period	1,493	171
Cash at end of period	$192	$2,597

Supplement Disclosures
Interest Paid	-	-
Income tax Paid	-	-

Noncash financing and investing activities
Common stock issued for conversion of Series A preferred	-	$400,000
Interest accrued on preferred shares	$22,068	$22,068
Common stock issued for convertible debt	-	$65,000
Common stock issued for accrued expenses- related parties	-	$704,000
Series B preferred issued notes payable	$12,500	-
Series B preferred issued for accrued expense	-	$904,409
Series B preferred issued for accrued expense- related parties	-	$337,992

See notes to condensed consolidated financial statements

Defense Technologies International Corp. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of January 31, 2026

(Unaudited)

NOTE -1: BASIS OF PRESENTATION AND ORGANIZATION

Defense Technologies International Corp. (the “Company “) was incorporated in the State of Delaware on May 27, 1998.  Effective June 15, 2016, the Company changed its name to Defense Technologies International Corp. from Canyon Gold Corp. to more fully represent the Company’s expansion goals into the advanced technology sector.

On October 19, 2016, the Company entered into a Definitive Agreement with Controlled Capture Systems, LLC (“CCS”), representing the inventor of the technology and assets previously acquired by DTC, that included a new exclusive Patent License Agreement and Independent Contractor agreement.  Under the license agreement with CCS, the Company acquired the world-wide exclusive rights and privileges to the CCS security technology, patents, products and improvements.  The Company agreed to pay CCS an initial licensing fee of $25,000 and to pay ongoing royalties as defined in the Definitive Agreement. On May 30, 2018, the Company and Control Capture Systems, LLC amended their license agreement as follows (1) Royalty payments of 5% of gross sale from the license agreement will be calculated and paid quarterly with a minimum of $12,500 paid each quarter (2) All payment will be in US dollars or stock of the Company and its subsidiary. The value of the stock will be a discount to the market of 25% of the average trading price for the 10 days prior to conversion. The number of shares received by Control Capture prior to any reverse split are anti-dilutive (3)Invoices for parts and materials will be billed separately of the license fees noted above.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as of January 31, 2026, the consolidated results of its operations and its consolidated cash flows for the three and nine months ended January 31, 2026 and 2025.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year.

Consolidation and Non-Controlling Interest

These consolidated financial statements include the accounts of the Company, and its majority-owned subsidiary, PSSI, from its formation on January 12, 2017 to date.  All inter-company transactions and balances have been eliminated.

Inventory

Inventories are stated at the lower of cost using the first-in, first-out (FIFO) cost method of accounting. Inventories as of January 31, 2026 consist of parts used in assembly of the units being sold plus work in progress and finished goods. As of January 31, 2026 and April 30, 2025 the value of the inventory was $7,599.

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

Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated by dividing the Company’s net income or loss by the weighted average number of common shares outstanding during the period. Diluted net income or loss per common share is calculated by dividing the Company’s net income or loss by sum of the weighted average number of common shares outstanding and the dilutive potential common share equivalents then outstanding. Potential dilutive common share equivalents consist of shares issuable upon exercise of outstanding stock options and warrants, using the treasury stock method and the average market price per share during the period, and conversion of convertible debt, using the if converted method. As of January 31, 2026, the Company had potential shares issuable under convertible preferred shares and convertible debt for a total of 37,353,890.

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

NOTE- 2: GOING CONCERN

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. Through January 31, 2026, the Company had no revenues, has accumulated deficit of $18,628,736 and a working capital deficit of $2,661,157 and expects to incur further losses in the development of its business. The Company has not yet established an ongoing source of revenue sufficient to cover operating costs, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Management plans to continue to provide for the Company’s capital needs during the year ending April 30, 2026 by issuing debt and equity securities and by the continued support of its related parties. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000. The loans bear interest at 6% per annum. As of January 31, 2026, the outstanding balance on the loan agreements was $116,168 plus accrued interest.

Beginning November 20, 2023, the Company received advancements from EMAC Hamdels in PSSI.  The balance at January 31, 2026 is $36,186

During the nine months ending January 31, 2025 the  Company issued 10,686,860 shares of common  stock for the conversion of 1,068,686 of Series B preferred shares.

During the nine months ending January 31, 2025 the Company issued 10,000,000 with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the nine months ended January 31, 2025,  an officer of the Company advanced the Company $9,460.  The advance bears no interest and is due on August 28, 2025.

During the nine months ended January 31, 2026 the Company issued notes to Eric Forrest of $7,750 for total notes outstanding of $17,210.

On November 13, 2025 Merril Moses advanced the Company $1,000.

As of January 31, 2026, the Company has an outstanding note payable to Star Anchor for $19,030 plus accrued interest.

During the nine months ending January 31, 2025 the Company issued 94,991 shares of series B preferred with a value of $367,431 to 2 related parties for accrued liabilities. The transaction resulted in a gain on debt settlement which was recorded as paid in capital.

As of January 31, 2026 and April 30, 2025, the Company had payable balances due to related parties totaling $1,014,693 and $747,208, respectively.

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

On July 18, 2018, the Company entered into a promissory note of $114,226.26 with interest rate of 8% per annum with Haynie & Company the Company’s former auditors. Under the terms of the agreement commencing August 15, 2018 the Company is to pay Haynie $5,000 per month. In addition, the Company shall pay the noteholder 20% of any funding event of private or public equity. On July 11, 2022, the Company negotiated a settlement of $37,500 with an initial payment of $30,000 and the balance due of  $7,500 thirty days after the initial payment. As of January 31, 2026 the note had not been paid leaving the balance due on the note of $20,042.

On May 1, 2022, the Company entered into a loan agreement with EMAC Handels AG  for short term loans up to $100,000.  The loans bear interest at 6% per annum.  As of January 31, 2026, the outstanding balance on the loan agreement was $116,168 plus accrued interest.

Beginning November 20, 2023, the Company received advancements from EMAC Hamdels.  The balance at January 31, 2026 is $36,186.

On July 10, 2024 the Company issued a promissory note for $50,000, The note matured in one year from issuance and bears interest at 10% per annum.  The note has an initial discount of $10,000 and is not convertible.

On December 13, 2024, the Company issued a promissory note to Mayday Management Inc for $12,500 plus interest and cost of $845. The note was due on February 10, 2025. On May 25, 2025 the note was converted to 100,000 share of series B preferred stock.

On December 13, 2024  the Company issued a promissory note for $12,000. The note matures July 11, 2025. The note has an initial discount of $2,000 and is not convertible.

On December 26, 2024 the Company issued a promissory note for $50,000. The note matured on July 11, 2025. The note has an initial discount of $10,000 and is not convertible.

On January 7, 2025  the Company issued a promissory note for $50,000. The note matures July 11, 2025. The note has an initial discount of $10,000 and is not convertible.

On January 21, 2025 the Company issued a promissory note of  $43,500. The note matured on July 11, 2025. The note had an initial discount of $8,500.

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

During the nine months ended January 31, 2025,  an officer of the Company advanced the Company $9,460.  The advance bears no interest and is due on August 28, 2025.

Beginning November 20, 2023, the Company received advancements from EMAC Hamdels in PSSI.  The balance at January 31, 2026 is $36,186

On May 6, 2025  the Company issued a promissory note for $12,000. The note matured July 11, 2025. The note has an initial discount of $2,000 and is not convertible.

On May 27, 2025  the Company issued a promissory note for $12,000. The note matured July 11, 2025. The note has an initial discount of $2,000 and is not convertible.

On June 26, 2025  the Company issued a promissory note for $9,400. The note matured July 11, 2025. The note has an initial discount of $1,900 and is not convertible.

On July, 29, 2025  the Company issued a promissory note for $12,000. The note matured  September 10, 2025. The note has an initial discount of $2,000 and is not convertible.

On August 12, 2025  the Company issued a promissory note for $18,000. The note matured September 10, 2025. The note has an initial discount of $3,000 and is not convertible.

On September 16, 2025,  the Company issued a promissory note for $12,000. The note matured September 10, 2025. The note has an initial discount of $3,000 and is not convertible.

On November 6, 2025 the Company issue a note for $12,000. The note matures on December 15, 2025 . The note has an original discount of $2,000.

On December 12, 2025 the Company issued a note in the amount of $7,750 to Eric Forrest. The note bears an interest rate of 5% and is due on March 15, 2026.

On December 12, 2025 the Company issued a note in the amount of $6,000 with a discount of 10% The note matured on  December 30, 2025.

On January 29, 2026,  the Company issued a promissory note for $6,000. The note matures March 30, 2026. The note has an initial discount of $1,000 and is not convertible.

During the nine months period ending January 31, 2026, Mayday Management advanced the Company $5,000.

The Company periodically receives advances from RAB Investments. The advances are payable on demand and bear no interest. As of January 31, 2026 the outstanding balance due from the Company was $10,230.

As of January 31, 2026, and April 30, 2025 the outstanding balances of notes payable were $565,288 and $476,312, respectively.

NOTE – 6:  CONVERTIBLE DEBT

On March 10, 2016, the Company entered into a convertible promissory note for $17,000 with ACM Services GmbH, which bears interest at an annual rate of 6% and is convertible into shares of the Company’s common stock at $0.05 per share.  The Company recorded a debt discount and a beneficial conversion feature of $17,000 at the inception of the note. As of January 31, 2026 the balance of the notes was $7,000 plus interest.

On August 3, 2016, the Company entered into a convertible promissory note with an institutional investor for $25,000, which bears interest at an annual rate of 12% and matures on February 4, 2017.  The note holder has the right, after a period of 180 days of the note, to convert the note and accrued interest into shares of the common stock of the Company at a discounted price per share equal to 50% to 65% of the market price of the Company’s common stock, depending upon the stock’s liquidity as determined by the note holder’s broker. On March 20, 2017, the lender converted $12,500 principal into 1,000,000 shares of the Company’s common stock.  As of January 31, 2026, the note has a balance of $12,500 plus interest and is currently in default.

On October 4, 2018, the Company entered into an agreement with RAB Investments AG to consolidate all RAB outstanding notes issued by the Company prior to October 31, 2018. Under the terms of the agreement the Company agreed to accept a six percent interest to be calculated on all the notes since their inception. The agreement resulted in a new note for $330,626 which included the additional interest and retired the original notes. As of January 31, 2026,  the outstanding balance of the note were $197,085 plus interest.

During the nine months ending January 31, 2025 the Company issued 10,000,000 with a value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

As of January 31, 2026, and April 30, 2025, the convertible debt outstanding, net of discount, was $215,392 and $185,762

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

As of January 31, 2026, the Company believes the amounts reported for cash, payables, accrued liabilities and amounts due to related parties approximate their fair values due to the nature or duration of these instruments.

The following table represents the change in the fair value of the derivative liabilities during the nine months ended January 31, 2026:

	Level 1	Level 2	Level 3
Balance at April 30, 2025	$-	$-	$31,866
Change in fair value of derivative liability	-	-	36,779

Balance at January 31, 2026	$-	$-	$68,645

The estimated fair value of the derivative liabilities at January 31, 2026 was calculated using the Binomial Lattice pricing model with the following assumptions:

Risk-free interest rate	4.50
Expected life in years	0.10
Dividend yield	0%
Expected volatility	804.00%

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

During nine months ended January 31, 2025, the Company issued 1,250,000 shares of common stock with a value of $62,500 for the conversion of convertible debt.

During the nine months ending January 31, 2025 the Company issued 10,000,000 shares with an aggregate value of $695,000 for the payment of related party debt. As part of the conversion the Company recognized a loss on notes of $295,000.

During the nine months period ended January 31, 2026, the Company issued 3,383,876 shares of common stock with a value of $33,839 for the conversion of 29 preferred D shares.

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

During the nine months ending January 31, 2025 the  Company issued 94,991 shares of series B for settling $367,431 of  accrued payables due to 2 related parties.

During the nine  months period ended January 31, 2026, the Company issued 3,383,876 shares of common stock with a value of $33,839 for the conversion of 29 preferred D shares.

As of January 31, 2026, the Company has 3,735,920 shares of preferred stock consisting of; 2,535,135 Series A shares, 1,200,254 Series B shares and 531 Series D preferred share issued and outstanding. The conversion price for the 531 series D shares issued is $0.50 or 80% of the lowest trading price 20 days prior to conversion,

NOTE – 9:  COMMITMENTS AND CONTINGENCIES

The Company has the following material commitments as of January 31, 2026:

a)

Administration Agreement with EMAC Handel’s AG, renewed effective May 1, 2017 for a period of three years and amended May 1, 2021. Monthly fee for administration services of $7,500, office rent of $250 and office supplies of $125. Extraordinary expenses are invoiced by EMAC on a quarterly basis. The fee may be paid in cash, or with common stock.

b)

Service Agreement signed April 25, 2016 with Merrill W. Moses, President, Director and CEO, for services of $7,500 per month beginning May 2016 and the issuance of 233 restricted common shares of the Company. The fees may be paid in cash or with common stock.

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

NOTE  10:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events to determine events occurring after January 31, 2026 through the filing of this report that would have a material impact on the Company’s financial results or require disclosure other than those noted above.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

During the nine months ended January 31, 2026, the Company did not receive any revenue.

Our operating expenses for the three and nine months ended January 31, 2026, were $143,753 and $473,164 compared to $316,803 and $851,750 for the same periods in 2025. The variance was due primarily to lower consulting costs, which were $75,250 and $255,250 compared to $93,200 and $429,992 for the same periods in 2025 along with lower general and administrative costs of $68,503 and $217,914 compared to $223,603 and $421,758 in the same periods in 2025.

Interest expenses incurred in the three and nine month periods ended January 31, 2026, were $28,740 and $42,058 compared to $6,408 and $30,562 for the same periods in 2025.  A loan origination fee of $1,000 and $43,529 was incurred during the three and nine months ended January 31, 2026, compared  to $15,000 and $40,500 during the three and nine  months in 2025.The Company had a gain on debt settlement of $50,166 and $773,231 in the three and nine months periods in 2025 along with a loss on accounts payable of $250,000 for the nine months period in 2025.

Change in derivative liability resulted in a loss of $15,312 and $36,779  for the three and nine months period ended January 31, 2026, compared to a gain of $5,633 and $13,090 for the three and nine months period  in 2025  We estimate the fair value of the derivative for the conversion feature of our convertible notes payable using the American Binominal Lattice pricing model at the inception of the debt, at the date of conversions to equity, cash payments and at reporting date, recording a derivative liability, debt discount and a gain or loss on change in derivative liability as applicable.  These estimates are based on multiple inputs, including the market price of our stock, interest rates, our stock price volatility, and variable conversion prices based on market prices as defined in the respective loan agreements. These inputs are subject to significant changes from period to period; therefore, the estimated fair value of the derivative liability will fluctuate from period to period, and the fluctuation may be material.

Total other income and expense for the three and nine month periods ended January 31, 2026 was a loss of $48,052 and $126,866, compared to a gain of $49,391 and $505,759 for the same periods in 2025.

Net loss before non-controlling interest for the three and nine month periods ended January 31, 2026, were a net loss of $191,805 and $600,030 compared to a net loss of $267,412 and $345,991 for the same periods in 2025. After adjusting for our consolidated subsidiary, net loss for the three and nine month periods ended January 31, 2026 was a net loss of $182,365 and $564,471 compared to net loss of $262,046 and $330,124 for the same periods in 2025.

Liquidity and Capital Resources

At January 31, 2026 the Company had total current assets of $7,791 and total current liabilities of $2,668,948 resulting in a working capital deficit of $2,661,157.  Included in our current liabilities and working capital deficit at January 31, 2026 are derivative liabilities totaling $68,645 related to the conversion features of certain of our convertible notes payable, convertible notes of $215,392, net of discount, payables due related parties of $1,014,693, accounts payable and accrued expense of $216,670, accrued interest and fees payable of $261,541, notes payable related parties $199,844 and notes payables of $562,288. We anticipate that in the short term, operating funds will continue to be provided by related parties and other lenders.

During the nine months period ended January 31, 2026, net cash used in operating activities was $130,629 compared to cash used of $167,146 in the same period in 2025. Net cash used in the nine months period in 2026 consisted of net loss of $600,030, change in payables to related parties of $267,484, increase in accounts payable of $123,108, along with loan origination fee and loss on notes of  $10,900, plus loss on debt settlement of $1,500, loss on notes of $29,630 and change in fair value of the derivative liability of $36,779.

During the nine months ended January 31, 2026 net cash provided by financing activities was $129,328 consisting of proceeds from notes payable of $163,599 offset by repayment of notes payable of $34,271.  We have had no revenue for the nine months periods ending January 31, 2026 and 2025 and have paid expenses and costs with proceeds from the issuance of securities as well as by loans from investor, stockholders and other related parties.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

This item is not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months period ended January 31, 2026, the Company issued 3,383,876 shares of common stock with a value of $33,839 for the conversion of 29 preferred D shares.

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

DEFENSE TECHNOLOGIES INTERNATIONAL CORP.

Date: April 23, 2026	By:	/s/ Merrill W. Moses
Merrill W. Moses
Chief Executive Officer
Acting Chief Financial Officer

